Form 10-Q
period 1996-03-31
GULF SOUTH MEDICAL SUPPLY INC
filed 1996-05-06
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934:
         For the quarterly period ended March 31, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
- ---      Exchange Act of 1934:
         For the transition period from __________ to __________

         Commission file number:  0-23540

                       GULF SOUTH MEDICAL SUPPLY, INC.
                       -------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                    64-0831411
           --------                                    ----------
       (State or other                              (I.R.S. Employer
       jurisdiction of                              Identification No.)
       incorporation or
       organization)

                426 CHRISTINE DR., RIDGELAND, MISSISSIPPI 39157
                -----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (601) 856-5900
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X           No
            -----           -----

         As of March 31, 1996 there were 13,960,446 shares of common stock outstanding.

                       GULF SOUTH MEDICAL SUPPLY, INC.

                                    INDEX

PART I                      FINANCIAL INFORMATION
                                                                          page
                                                                          ----

               ITEM 1.  FINANCIAL STATEMENTS

                        Condensed Balance Sheets as of
                        March 31, 1996 (unaudited)
                        and December 31, 1995                               1

                        Condensed Statements of  Income
                        (unaudited) for the three-months ended
                        March 31, 1996 and 1995                             2

                        Condensed Statements of Cash Flows
                        (unaudited) for the three-months ended
                        March 31, 1996 and 1995                             3

                        Notes to Condensed Financial
                        Statements (unaudited)                              4

               ITEM 2.  MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS                               7

PART II                       OTHER INFORMATION                             9

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                 10

                        GULF SOUTH MEDICAL SUPPLY, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         March 31,       December 31,
                                                                           1996              1995
                                                                        -----------      ------------
                                                                        (unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents.......................................    $     1,087       $     2,147
    Trade accounts receivable, less allowance for doubtful accounts
       of $1,651 in 1996 and $1,717 in 1995.........................         31,662            28,742
    Inventories.....................................................         18,500            16,874
    Prepaid income taxes............................................           -                1,032
    Prepaid expenses and other......................................          2,563             1,853
    Deferred income taxes...........................................            664               664
                                                                        -----------       -----------
         Total current assets.......................................         54,476            51,295
 Property and equipment:
    Land............................................................            567               567
    Building........................................................            600               600
    Equipment.......................................................          2,002             1,853
                                                                        -----------       -----------
                                                                              3,169             3,020
    Accumulated depreciation........................................           (973)             (882)
                                                                        -----------       -----------
                                                                              2,196             2,138
 Other assets:
    Goodwill........................................................          1,110             1,141
    Notes receivable from affiliate.................................            413               413
    Other assets....................................................            126                34
                                                                        -----------       -----------
                                                                              1,649             1,588
                                                                        -----------       -----------
    Total assets....................................................    $    58,321       $    55,021
                                                                        ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Note payable to bank............................................    $      -          $     1,403
    Trade accounts payable..........................................          7,927             9,913
    Accrued expenses and other current liabilities..................          2,042             1,351
    Current portion of long-term debt...............................          5,800             2,400
                                                                        -----------       -----------
         Total current liabilities                                           15,769            15,067

 Stockholders' equity:
 Preferred stock, $.01 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none
 Common stock, $.01 par value:
    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 13,960,446 in 1996 and
         13,918,096 in 1995.........................................            140               139
    Paid-in-capital.................................................         22,327            22,052
 Retained earnings..................................................         20,085            17,763
                                                                        -----------      ------------
    Total stockholders' equity......................................         42,552            39,954
                                                                        -----------      ------------
    Total liabilities and stockholders' equity......................     $   58,321        $   55,021
                                                                        ===========      ============



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                         CONDENSED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1996              1995
                                                -----------      -----------
 Net sales....................................  $    40,235      $    29,522
 Cost of sales................................       30,647           22,143
                                                -----------      -----------
 Gross profit.................................        9,588            7,379
 Selling, general and administrative expenses.        5,189            4,236
 Merger costs and expenses (Note 2)...........          512             -
                                                -----------      -----------
 Operating income.............................        3,887            3,143
 Interest expense.............................          (52)             (31)
 Interest income..............................         -                  59
                                                -----------      -----------
 Income before income taxes...................        3,835            3,171
 Income taxes.................................       (1,513)          (1,270)
                                                -----------      -----------
 Net income...................................  $     2,322      $     1,901
                                                ===========      ===========
 Net income per share.........................  $      0.17      $      0.14
                                                ===========      ===========
 Weighted average shares outstanding..........       14,047           13,948
                                                ===========      ===========

                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                      1996                 1995
                                                                  ------------         -----------
OPERATING ACTIVITIES
Net cash used in operating activities.......................      $     (2,990)        $    (1,011)

INVESTING ACTIVITIES
Purchases of equipment......................................              (146)               (235)
Increase in other assets....................................               (92)                (10)
                                                                  ------------         -----------
Net cash used in investing activities.......................              (238)               (245)


FINANCING ACTIVITIES
Net borrowings under revolving line of credit...............             1,997                 194
Proceeds from exercise of stock options.....................               171                  92
                                                                  ------------         -----------
Net cash provided by financing acitivities..................             2,168                 286

Net decrease in cash and cash equivalents...................            (1,060)               (970)
Cash and cash equivalents at beginning of period............             2,147               9,151
                                                                  ------------         -----------
Cash and cash equivalents at end of period..................      $      1,087         $     8,181
                                                                  ------------         -----------

NON-CASH TRANSACTIONS:
Tax benefit of stock options exercised......................      $        105         $      -
                                                                  ============         ===========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.

2.       ACQUISITIONS

On February 29, 1996, the Company completed the acquisition of all outstanding common stock of Bayer Medical Service Systems, Inc. ("Bayer"). The Company issued 151,724 shares of its common stock in exchange for the outstanding common stock of Bayer. The share exchange was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include accounts and operations of Bayer for all periods prior to the share exchange. Separate results of operations for the periods prior to the share exchange with Bayer are as follows:


                                Three months ended March 31,
                             ----------------------------------
                                 1996                  1995
                             ------------          ------------
Net sales
            Gulf South       $     37,710          $     27,008
            Bayer                   2,525                 2,514
                             ------------          ------------
            Combined         $     40,235          $     29,522

Gross
            Gulf South       $      9,161          $      6,707

            Bayer                     427                   672
                             ------------          ------------
            Combined         $      9,588          $      7,379

Net
            Gulf South       $      2,321          $      1,914
            Bayer                       1                   (13)
                             ------------          ------------
            Combined         $      2,322          $      1,901

In connection with the share exchange, $512 of merger costs and expenses ($315 after tax, or $.02 per share) were incurred and have been charged to expense in the quarter ended March 31, 1996. The merger costs and expenses related to legal, accounting and other costs incurred in combining the operations of the previously separate companies.

3.       COMMON STOCK

On May 23, 1995, a two-for-one stock split in the form of a stock dividend was completed by the Company. All share and per share data for the three month period ended March 31, 1995 presented herein have been restated for the effect of the stock split.

4.       LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of . Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of this adoption was not material to the Company's financial position or operations.

5.       STOCK COMPENSATION

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

6.       CREDIT FACILITIES AND LONG-TERM DEBT

The Company has a $15.0 million revolving credit facility which matures September 25, 1998, of which $9.2 million was available at March 31, 1996. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

7.       NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding (as restated, see Note 2) during the three months ended March 31, 1996 and 1995 (14,047,309 and 13,947,724 shares, respectively). Common equivalent shares relating to the stock options exercisable at March 31, 1996 and 1995 have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three month periods ended March 31, 1996 and 1995.

8.       SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the Company acquired certain operating assets of Express Care, L. P. for approximately $3.5 million. The transaction will be accounted for using the purchase method of accounting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed financial statements included elsewhere herein.

GENERAL

The following discussion and analysis compares the results of operations of the Company for the three months ended March 31, 1996 to the three months ended March 31, 1995.

RESULTS OF OPERATIONS

Net sales increased by $10.7 million, or 36.3%, to $40.2 million for the three months ended March 31, 1996 compared to $29.5 million for the same period in 1995. This increase was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

Gross profit increased by $2.2 million, or 29.9%, to $9.6 million for the three months ended March 31, 1996 compared to $7.4 million for the three months ended March 31, 1995, while gross margin decreased to 23.8% from 25.0% over the same period. The decrease in gross margin was primarily due to a greater mix of higher volume, large chain customers that require more competitive pricing, but was offset in part by lower selling and servicing costs. In addition, the reduction in gross margin was also offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $1.0 million, or 22.5%, to $5.2 million for the three months ended March 31, 1996 compared to $4.2 million for the three months ended March 31, 1995, but as a percentage of net sales decreased to 12.9% from 14.4% over the same period. The increase in the amount of selling, general and administrative expenses was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and due in part to costs associated with the operating activities of L&M Medical, Inc. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of maintaining controls over such expenses.

The Company incurred merger costs and expenses of $512,000 during the three months ended March 31, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense increased by $21,000, or 67.7%, to $52,000 for the three months ended March 31, 1996. This increase was attributable to increased borrowings under the Company's revolving line of credit agreement for working capital purposes.

Income taxes increased by $243,000 to $1.5 million for the three months ended March 31, 1996 compared to $1.3 million for the same period in 1995. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate of 39.5% for the three months ended March 31, 1996, as compared to 40.1% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $38.5 million and its current ratio was 3.5 at March 31, 1996 as compared to working capital of $36.2 million and a current ratio of 3.4 at December 31, 1995.

The Company has a revolving credit facility of $15.0 million, of which $9.2 million was available at March 31, 1996. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the first quarter of 1997.

The Company made capital expenditures totaling $146,000 for the three months ended March 31, 1996, primarily to purchase additional telephone and computer equipment.

The foregoing statements are forward-looking statements and involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions.

Factors Affecting Future Performance

The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions and changes in federal and state regulation affecting the Company's customers. Accordingly, past trends should not be used to anticipate future results and trends. Further, the Company's prior performance should not be presumed to be an accurate indicator of future performance.

The Company faces intense competition from a variety of regional, local and national distributors. Barriers to entry in the long-term care distribution industry are relatively low, and the risk of new competitors entering the market, particularly on a local level, is high. In response to competitive pressures, the Company has in the past lowered, and may in the future lower, selling prices in order to maintain or increase market share, which has resulted, and may in the future result, in lower gross margins. Certain of the Company's current competitors, including many national hospital distributors, have substanitally greater capital resources, sales and marketing experience, and distribution capabilities than the Company. Because the natinal hospital distributors may have cost advantages over the Company due to their ability to purchase products in large volumes, the Company may experience significant pricing pressures from these and other competitors which could adversely affect the Company's operating results.

A key element of the Company's growth strategy is to augment its internal growth with the acquisition of medical supply distributors, and inventory and facilities of such distributors, that serve complementary markets or that supplement the Company's presence in exisitng markets. In order to achieve anticipated benefits from these acquisitions, the Comapny must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions, including the write-off of unsold inventory and unused assets. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquistions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common Stock to acquire such businesses, which may result in dilution to the Company's existing stockholders.

The Company depends on a limited number of large customers for a significant portion of its net sales. Consolidation among long-term care providers and the growth of the Company's business with large chains could increase such dependence. Significant declines in the level of purchases by one or more of these customers would have a material adverse effect on the Company's operating results. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customer,s including as a result of a change in governmental or private reimbursement programs, could have a material adverse effect upon the Company's opertaing results. In addition, the expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower operating margins and such pressure on margins may continue in the future.

A key element of the Company's growth strategy is to increase sales to existing and new customers, including large chains and independent operators, by adding one or more additional distribution centers or expanding existing distribution centers and by hiring additional direct sales or other personnel and through national account sales efforts. Such efforts will result in increased operating expenses. There can be no assurance that the establishment of new distribution centers, the expansion of existing distribution centers, the addition of new sales or other personnel or national account sales efforts will result in additional revenues or operations inocme. The expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower operating margins and such pressure on margins may continue in the future.

As a result of changes occurring in the long-term care market, both the nature of the Company's customer base as well as products and services required by its customers are changing. The failure by the Company's management to effectively respond to and manage changing business conditions, including changes in customer requirements and changes to the Company's overall product mix, could have an adverse effect on the Company's operating results and gross margins.

Because the Company believes that its success to date is dependent in part upon its ability to provide prompt, accurate and complete service to its customers on a price-competitive basis, any disruption in its day-to-day operations or material increases in its cost of procuring and delivering products could have an adverse effect on its operating results. In order to provide prompt and complete service to is customers, the Company maintains a significant investment in product inventory. Although the Company closely monitors its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that such procedures and policies will continue to be effective or that unforeseen product developments or price changes will not adversely affect the Company's operating results.

                        PART II.    OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  The following exhibit is included herein:

                       (11)  Statement re:  Computation of Earnings per Share

             (b)  The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GULF SOUTH MEDICAL SUPPLY, INC.




Date:    May 3, 1996                     By:   /s/ Guy W. Edwards
                                               ----------------------------
                                               Guy W. Edwards
                                               Senior Vice President and
                                               Chief Financial Officer

                              INDEX TO EXHIBITS



Exhibit
  No.                            Description
- -------                          -----------
Ex. 11                Statement re:  Computation of Earnings per Share

Ex. 27                Financial Data Schedule
