Form 10-Q/A
period 1996-03-31
GULF SOUTH MEDICAL SUPPLY INC
filed 1996-07-26
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q/A

                         Amendment No. 1 to Form 10-Q


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

               ITEM 1.  FINANCIAL STATEMENTS

                        Condensed Balance Sheets as of
                        March 31, 1996 (unaudited)
                        and December 31, 1995

                        Condensed Statements of  Income
                        (unaudited) for the three-months ended
                        March 31, 1996 and 1995

                        Condensed Statements of Cash Flows
                        (unaudited) for the three-months ended
                        March 31, 1996 and 1995

                        Notes to Condensed Financial
                        Statements (unaudited)


SIGNATURES

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
                                                                  ============         ===========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996
                      (IN THOUSANDS, EXCEPT SHARE DATA)

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


                                Three months ended March 31,
                             ----------------------------------
                                 1996                  1995
                             ------------          ------------
Net sales
            Gulf South       $     38,519          $     27,008
            Bayer                   1,716                 2,514
                             ------------          ------------
            Combined         $     40,235          $     29,522

Gross
            Gulf South       $      9,161          $      6,707

            Bayer                     427                   672
                             ------------          ------------
            Combined         $      9,588          $      7,379

Net
            Gulf South       $      2,321          $      1,914
            Bayer                       1                   (13)
                             ------------          ------------
            Combined         $      2,322          $      1,901

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

The Company faces intense competition from a variety of regional, local and national distributors. Barriers to entry in the long-term care distribution industry are relatively low, and the risk of new competitors entering the market, particularly on a local level, is high. In response to competitive pressures, the Company has in the past lowered, and may in the future lower, selling prices in order to maintain or increase market share, which has resulted, and may in the future result, in lower gross margins. Certain of the Company's current competitors, including many national hospital distributors, have substanitally greater capital resources, sales and marketing experience, and distribution capabilities than the Company. Because the national hospital distributors may have cost advantages over the Company due to their ability to purchase products in large volumes, the Company may experience significant pricing pressures from these and other competitors which could adversely affect the Company's operating results.

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

The Company depends on a limited number of large customers for a significant portion of its net sales. Consolidation among long-term care providers and the growth of the Company's business with large chains could increase such dependence. Significant declines in the level of purchases by one or more of these customers would have a material adverse effect on the Company's operating results. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including as a result of a change in governmental or private reimbursement programs, could have a material adverse effect upon the Company's opertaing results. In addition, the expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower operating margins and such pressure on margins may continue in the future.

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

                                               GULF SOUTH MEDICAL SUPPLY, INC.




Date:  July 26, 1996                     By:   /s/ Guy W. Edwards
                                               ----------------------------
                                               Guy W. Edwards
                                               Senior Vice President and
                                               Chief Financial Officer