Form 10-Q
period 1996-06-30
GULF SOUTH MEDICAL SUPPLY INC
filed 1996-08-13
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


 X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---       Exchange Act of 1934:
          For the quarterly period ended June 30, 1996

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

         Yes  X           No
             ---             ---

         As of August 12, 1996 there were 16,264,923 shares of common stock outstanding.

                        GULF SOUTH MEDICAL SUPPLY, INC.

                                     INDEX



PART I                               FINANCIAL INFORMATION
                                                                                          page
                                                                                          ----
                      ITEM 1.  FINANCIAL STATEMENTS

                               Condensed Balance Sheets as of June 30,                    1
                               1996 (unaudited) and December 31, 1995

                               Condensed Statements of  Income (unaudited)                2
                               - three months ended June 30, 1996 and 1995
                               and six months ended June 30, 1996 and 1995

                               Condensed Statements of Cash Flows                         3
                               (unaudited) for the six months ended June
                               30, 1996 and 1995

                               Notes to Condensed Financial Statements                    4
                               (unaudited) - June 30, 1996

                      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    7
                               FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

PART II                              OTHER INFORMATION                                    12

                      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY-HOLDERS

                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                                13

                        GULF SOUTH MEDICAL SUPPLY, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         June 30,        December 31,
                                                                                           1996               1995
                                                                                     -----------------  --------------
                                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .      $      80,996      $       2,147
  Trade accounts receivable, less allowance for doubtful accounts of
     $1,680 in 1996 and $1,141 in 1995  . . . . . . . . . . . . . . . . . . . .             34,087             28,742
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21,119             16,874
  Prepaid income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                1,032
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . .              1,391              1,836
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .                664                664
                                                                                     -------------      -------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            138,257             51,295
Property and equipment:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                567                567
  Building  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                600                600
  Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,380              1,853
                                                                                     -------------      -------------
                                                                                             3,547              3,020
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,111)              (882)
                                                                                     -------------      -------------
                                                                                             2,436              2,138
Other assets:
    Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,850              1,141
    Note receivable - trade . . . . . . . . . . . . . . . . . . . . . . . . . .              1,882                  -
    Notes receivable from affiliate   . . . . . . . . . . . . . . . . . . . . .                413                413
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,657                 34
                                                                                     -------------      -------------
                                                                                             7,802              1,588
                                                                                     -------------      -------------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     148,495      $      55,021
                                                                                     =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          -       $       1,403
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,570              9,913
  Accrued expenses and other current liabilities  . . . . . . . . . . . . . . .              1,038              1,351
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . .                  -              2,400
                                                                                     -------------      -------------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . .              9,608             15,067
Stockholders' equity:
Preferred stock, $.01 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none
Common stock, $.01 par value:
    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 16,264,923 in 1996 and 13,918,096 in 1995                 162                139
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            115,679             22,052
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,046             17,763
                                                                                     -------------      -------------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            138,887             39,954
                                                                                     -------------      -------------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .      $     148,495      $      55,021
                                                                                     =============      =============

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

                        GULF SOUTH MEDICAL SUPPLY, INC.
                         CONDENSED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                           ----------------------------     ---------------------------
                                                               1996           1995              1996           1995
                                                           -----------   --------------    ------------  --------------
Net sales                                                  $   44,623   $     31,692       $    84,858   $     61,215
Cost of sales                                                  34,140         23,791            64,787         45,935
                                                           ----------   ------------       -----------   ------------
Gross profit                                                   10,483          7,901            20,071         15,280
Selling, general and administrative expenses                    5,660          4,527            10,849          8,763
Merger costs and expenses (Note 3)                                  -              -               512              -
                                                           ----------   ------------       -----------   ------------
Operating income                                                4,823          3,374             8,710          6,517
Interest expense                                                 (140)           (37)             (194)           (68)
Interest income                                                   203             48               205            107
                                                           ----------   ------------       -----------   ------------
Income before income taxes                                      4,886          3,385             8,721          6,556
Income taxes                                                   (1,927)        (1,355)           (3,440)        (2,625)
                                                           ----------   ------------       -----------   ------------
Net income                                                 $    2,959   $      2,030       $     5,281   $      3,931
                                                           ==========   ============       ===========   ============
Net income per share                                       $     0.20   $       0.15       $      0.37   $       0.28
                                                           ==========   ============       ===========   ============
Weighted average shares outstanding                            14,787         13,981            14,417         13,965
                                                           ==========   ============       ===========   ============

                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                     ---------------------------------
                                                                           1996              1995
                                                                     ---------------  ----------------
 OPERATING ACTIVITIES
 Net cash used in operating activities . . . . . . . . . . . . .     $       (4,500)  $      (3,578)

 INVESTING ACTIVITIES
 Purchases of equipment  . . . . . . . . . . . . . . . . . . . .               (527)           (327)
 Increase in other assets  . . . . . . . . . . . . . . . . . . .             (4,332)              -
                                                                     --------------   -------------
 Net cash used in investing activities . . . . . . . . . . . . .             (4,859)           (327)

 FINANCING ACTIVITIES
 Payments on note payable to bank  . . . . . . . . . . . . . . .             (1,403)              -
 Principal payments on long-term debt  . . . . . . . . . . . . .             (9,600)              -
 Borrowings under revolving line of credit . . . . . . . . . . .              7,200               -
 Proceeds from exercise of stock options . . . . . . . . . . . .                570              15
 Proceeds from issuance of common stock  . . . . . . . . . . . .             91,441               -
                                                                     --------------   -------------
 Net cash provided by financing activities . . . . . . . . . . .             88,208              15

 Net increase (decrease) in cash and cash equivalents  . . . . .             78,849          (3,890)
 Cash and cash equivalents at beginning of period  . . . . . . .              2,147           9,146
                                                                     --------------   -------------
 Cash and cash equivalents at end of period  . . . . . . . . . .     $       80,996   $       5,256
                                                                     ==============   =============

 NON-CASH TRANSACTIONS
 Tax benefit of stock options exercised  . . . . . . . . . . . .     $        1,616  $          -
                                                                     ==============   =============
 Conversion of account receivable to note receivable . . . . . .     $        1,882  $          -
                                                                     ==============   =============

                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.

2.  PUBLIC OFFERING OF COMMON STOCK

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. The net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance to be used for working capital and other general corporate purposes, including the possible acquisition of one or more medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. However, the Company presently has no specific agreements or commitments with respect to any acquisition. Pending such uses, the net proceeds of the offering are invested in short-term interest-bearing securities.

3.  ACQUISITIONS

On April 1, 1996, the Company acquired certain operating assets and liabilities of Express Care, L.P. ("Express Care") for approximately $3.5 million in a transaction accounted for using the purchase method of accounting.
Accordingly, the results of operations include Express Care from the date of the acquisition.

On February 29, 1996, the Company completed the acquisition of all outstanding common stock of Bayer Medical Service Systems, Inc. ("Bayer"). The Company issued 151,724 shares of its common stock in exchange for the outstanding common stock of Bayer. The share exchange was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include accounts and operations of Bayer for all periods prior to the share exchange. Separate results of operations for Bayer for the periods prior to the share exchange with Bayer (two months in 1996 and six months in 1995) which have been combined with the Company are as follows:

                             Three Months Ended June 30,          Six Months Ended June 30,
                                   1996          1995                 1996           1995
                                ----------   ----------           -----------    -----------
                                   (in thousands)                       (in thousands)
Net Sales
                 Gulf South    $   44,623    $  29,090             $  83,142     $  56,097
                 Bayer                  -        2,602                 1,716         5,118
                               ----------    ---------             ---------     ---------
                 Combined      $   44,623    $  31,692             $  84,858     $  61,215
                               ==========    =========             =========     =========
Gross Profit
                 Gulf South    $   10,483    $   7,235             $  19,644     $  13,942
                 Bayer                  -          666                   427         1,338
                               ----------    ---------             ---------     ---------
                 Combined      $   10,483    $   7,901             $  20,071     $  15,280
                               ==========    =========             =========     =========
Net Income
                 Gulf South    $    2,959    $   2,069             $   5,280     $   3,982
                 Bayer                  -          (39)                    1           (51)
                               ----------    ---------             ---------     ---------
                 Combined      $    2,959    $   2,030             $   5,281     $   3,931
                               ==========    =========             =========     =========

In connection with the share exchange, $512,000 of merger costs and expenses ($315,000 after tax, or $.02 per share) were incurred and charged to expense in the quarter ended March 31, 1996 and the six months ended June 30, 1996. The merger costs and expenses related to legal, accounting and other costs incurred in combining the operations of the previously separate companies.

4.  INVENTORIES

Inventories, which consist primarily of medical supplies and related products, are stated at the lower of cost (average cost method) or market. Provision for excess, obsolete or slow-moving goods has been made in the financial statements based on management's estimates.

The Company imports certain medical supplies from overseas suppliers. The contracts with these suppliers require the Company to make deposits prior to shipment. Such deposits are classified as other current assets (included in "prepaid expenses and other" in the accompanying balance sheet) until the supplies are received. At that time, the deposits are re-classified as inventories.

5.  REVENUE RECOGNITION

Revenue is recognized when product is shipped to customers. Credit is extended based upon an evaluation of the customer's financial condition and generally does not require collateral. Substantially all of the Company's accounts receivables are due from companies in the long-term care industry located throughout the United States. The Company makes provisions for estimated doubtful accounts based on periodic analytical and credit-worthiness reviews. Credit losses are provided for in the financial statements and have consistently been within management's expectations.

6.  CREDIT FACILITIES AND LONG-TERM DEBT

The Company has a $15.0 million revolving credit facility which matures September 25, 1998, of which $15.0 million was available at June 30, 1996. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

7.  NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding (as restated, see Note 3) during the three months ended June 30, 1996 and 1995 (14,786,856 and 13,980,997 shares, respectively) and the six months ended June 30, 1996 and 1995 (14,417,082 and 13,964,805 shares, respectively). Common equivalent shares relating to the stock options exercisable at June 30, 1996 and 1995 have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three- and six-month periods ended June 30, 1996 and 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed financial statements included elsewhere herein.

Certain of the statements contained herein are forward-looking statements and involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed below. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions.

GENERAL

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. The net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance to be used for general corporate purposes, including the possible acquisition of one or more medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. As part of the Company's growth strategy, the Company continually evaluates potential acquisition candidates. However, the Company presently has no specific agreements or commitments with respect to any acquisition. Pending such uses, the net proceeds of the offering are invested in short-term interest-bearing securities.

Management of the Company anticipates further downward pressures on gross margin because of continued price competition influenced primarily by large chain customers, and continued implementation of the Company's long-term strategy to expand sales with aggressive pricing. The Company expects that these pressures on gross margin may be offset to some extent by reducing selling, general and administrative expenses as a percentage of increased net sales, and by increasing as a percentage of net sales the sales volume to the Company's independent and home health customers, which sales have historically yielded higher gross margins due to the nature of the services involved. To date, the Company has also offset the decrease in gross margin in part by participation in volume-based rebate programs offered by vendors. Notwithstanding these strategies, there can be no assurance that the Company will be able to offset reductions in gross margin to a significant extent.

Subsequent to June 30, 1996, management has undertaken a review of its operations and has determined that certain existing distribution facilities are non-essential for the Company's distribution activities, and do not meet the Company's strategic objectives. The Company plans to consolidate such distribution facilities into its existing larger regional distribution centers. Management does not anticipate charges related to such distribution facility closures to be material to the Company's operations or financial position.
Such charges would consist of, among other matters, asset write-offs, relocation and employment severance costs, and facility lease costs.

The following discussion and analysis compares the results of operations of the Company for the three and six months ended June 30, 1996 to the three and six months ended June 30, 1995, respectively.

RESULTS OF OPERATIONS - SECOND QUARTER ENDED JUNE 30, 1996 AND 1995

Net sales increased by $12.9 million, or 40.8%, to $44.6 million for the three months ended June 30, 1996 compared to $31.7 million for the same period in 1995. This increase was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

Gross profit increased by $2.6 million, or 32.7%, to $10.5 million for the three months ended June 30, 1996 compared to $7.9 million for the three months ended June 30, 1995, while gross margin decreased to 23.5% from 24.9% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $1.1 million, or 25.0%, to $5.7 million for the three months ended June 30, 1996 compared to $4.5 million for the three months ended June 30, 1995, but as a percentage of net sales decreased to 12.7% from 14.3% over the same period. Selling, general and administrative expenses increased in order to support the Company's higher sales volume in the period, while the decrease in selling, general and administrative expenses as a percentage of net sales was due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater sales mix of high volume, large chain customers. Both factors were offset in part by costs associated with the operating activities of L&M Medical, Inc., Bayer Medical Service Systems, Inc. and Express Care L.P.

Interest expense was $140,000 for the three months ended June 30, 1996 compared to $37,000 for the same period a year ago. This increase was attributable to increased borrowings under the Company's revolving line of credit agreement for working capital purposes.

Interest income was $203,000 for the three months ended June 30, 1996 compared to $48,000 for the same period a year ago. This increase was attributable to the net proceeds of the offering, in excess of the amounts used to pay the Company's outstanding long-term debt, being invested in short-term interest-bearing securities.

Income taxes increased by $567,000 to $1.9 million for the three months ended June 30, 1996 compared to $1.4 million for the same period in 1995. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate to 39.4% for the three months ended June 30, 1996, as compared to 40.2% for the same period in 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales increased by $23.6 million, or 38.6%, to $84.9 million for the six months ended June 30, 1996 compared to $61.2 million for the same period in 1995. This increase was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

Gross profit increased by $4.8 million, or 31.4%, to $20.1 million for the six months ended June 30, 1996 compared to $15.3 million for the same period a year ago, while gross margin decreased to 23.7% from 25.0% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $2.1 million, or 23.8%, to $10.8 million for the six months ended June 30, 1996 compared to $8.8 million for the six months ended June 30, 1995, and as a percentage of net sales decreased to 12.8% from 14.3% over the same period. Selling, general and administrative expenses increased in order to support the Company's higher sales volume in the period, while the decrease in selling, general and administrative expenses as a percentage of net sales was due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers. Both factors were offset in part by costs associated with the operating activities of L&M Medical, Inc., Bayer Medical Service Systems, Inc. and Express Care L.P.

The Company incurred merger costs and expenses of $512,000 during the six months ended June 30, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense increased to $194,000 for the six months ended June 30, 1996 compared to $68,000 for the same period a year ago. This increase was attributable to increased borrowings under the Company's revolving line of credit agreement for working capital purposes.

Interest income was $205,000 for the three months ended June 30, 1996 compared to $107,000 for the same period a year ago. This increase was attributable to the net proceeds of the offering, in excess of the amounts used to pay the Company's outstanding long-term debt, being invested in short-term interest-bearing securities.

Income taxes increased by $0.8 million to $3.4 million for the six months ended June 30, 1996 compared to $2.6 million for the same period in 1995. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate to 39.4% for the three months ended June 30, 1996, as compared to 40.1% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $128.6 million and its current ratio was 14.4 at June 30, 1996 as compared to working capital of $36.2 million and a current ratio of 3.4 at December 31, 1995.

The Company has a revolving credit facility of $15.0 million, of which $15.0 million was available at June 30, 1996. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company plans to consolidate certain distribution facilities into its larger regional distribution centers which may result in cash expenditures in excess of those required in the ordinary course of business.

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the fourth quarter of 1998.

The Company made capital expenditures totaling $527,000 for the six months ended June 30, 1996, primarily to purchase additional telephone and computer equipment, and to fund various warehouse improvements.

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

The Company faces intense competition from a variety of regional, local and national distributors. Barriers to entry in the long-term care distribution industry are relatively low, and the risk of new competitors entering the market, particularly on a local level, is high. In response to competitive pressures, the Company has in the past lowered, and may in the future lower, selling prices in order to maintain or increase market share, which has resulted, and may in the future result, in lower gross margins. Certain of the Company's current competitors, including many national distributors, have substantially greater capital resources, sales and marketing experience, and distribution capabilities than the Company. Certain of these national distributors may have cost advantages over the Company due to their ability to purchase products in large volumes, the Company may experience significant pricing pressures from these and other competitors which could adversely affect the Company's operating results.

A key element of the Company's growth strategy is to augment its internal growth with the acquisition of medical supply distributors, and inventory and facilities of such distributors, that serve complementary markets or that supplement the Company's presence in existing markets. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions, including the write-off of unsold inventory and unused assets. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common Stock to acquire such businesses, which may result in dilution to the Company's existing stockholders.

The Company depends on a limited number of large customers for a significant portion of its net sales. Consolidation among long-term care providers and the growth of the Company's business with large chains could increase such dependence. The loss of, or significant declines in the level of purchases by, one or more of these customers would have a material adverse effect on the Company's operating results. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including as a result of a change in governmental or private reimbursement programs, could have a material adverse effect upon the Company's operating results. In addition, the expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower and lower operating margins and such pressure on margins may continue in the future.

A key element of the Company's growth strategy is to increase sales to existing and new customers, including large chains and independent operators, by adding one or more new strategic distribution centers or expanding existing distribution centers and by hiring additional direct sales or other personnel and through national account sales efforts. Such efforts will result in increased operating expenses. There can be no assurance that the establishment of new strategic distribution centers, the expansion of existing distribution centers, the addition of new sales or other personnel or national account sales efforts will result in additional revenues or operation income.

As a result of changes occurring in the long-term care market, both the nature of the Company's customer base as well as products and services required by its customers are changing. The failure of the Company's management to effectively respond to and manage changing business conditions, including changes in customer requirements and changes to the Company's overall product mix, could have an adverse effect on the Company's operating results.

Because the Company believes that its success to date is dependent in part upon its ability to provide prompt, accurate and complete service to its customers on a price-competitive basis, any disruption in its day-to-day operations or material increases in its cost of procuring and delivering products could have an adverse effect on its operating results. In order to provide prompt and complete service to its customers, the Company maintains a significant investment in product inventory. Although the Company closely monitors its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that such procedures and policies will continue to be effective or the unforeseen product developments or price changes will not adversely affect the Company's operating results.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of security-holders of the Company was held on April 18, 1996. The following nominee was re-elected as a Class II director to serve for a three-year term:

Nominee        Total Votes for     Total Votes Withheld
- -------            Nominee             for Nominee
                   -------             -----------
Thomas G. Hixon   11,018,398             3,350

The term of office for the following directors continued after the meeting:
David L. Bogetz (Class I), Guy W. Edwards (Class I), Melvin L. Hecktman (Class
III) and William W. McInnes (Class III).

The election of the firm of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1996 was ratified, with 11,020,298 shares voting in favor, 500 shares voting against, and 950 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  The following exhibits are included herein:

                                  (11)     Statement re:  Computation of
                                           Earnings per Share
                                  (27)     Financial Data Schedule

                 (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GULF SOUTH MEDICAL SUPPLY, INC.

Date:    August 12, 1996              By:    /s/ Guy W. Edwards
                                         ---------------------------------
                                      Guy W. Edwards
                                      Senior Vice President and
                                        Chief Financial Officer

                              INDEX TO EXHIBITS

     EXHIBIT NO.
     -----------
         11               Statement re: Computation of Earnings per Share

         27               Financial Data Schedule