Form 10-Q
period 1996-09-30
GULF SOUTH MEDICAL SUPPLY INC
filed 1996-11-14
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934:
       For the quarterly period ended September 30, 1996

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934:
       For the transition period from            to
                                      ----------   -----------
         Commission file number:    0-23540

                        GULF SOUTH MEDICAL SUPPLY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      64-0831411
     ---------------                                  -------------------
     (State or other                                  (I.R.S. Employer
     jurisdiction of                                  Identification No.)
     incorporation or
     organization)


                426 CHRISTINE DR., RIDGELAND, MISSISSIPPI 39157
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

         As of November 11, 1996 there were 16,264,923 shares of common stock outstanding.

                        GULF SOUTH MEDICAL SUPPLY, INC.

                                     INDEX

PART I                      FINANCIAL INFORMATION

                                                                                 page
                                                                                 ----
            ITEM 1.  FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of September 30,                  1
                     1996 (unaudited) and December 31, 1995

                     Condensed Statements of  Income (unaudited) -                 2
                     three months ended September 30, 1996 and 1995
                     and nine months ended September 30, 1996 and
                     1995

                     Condensed Statements of Cash Flows (unaudited)                3
                     for the nine months ended September 30, 1996
                     and 1995

                     Notes to Condensed Financial Statements                       4
                     (unaudited) - September 30, 1996

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       7
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II                       OTHER INFORMATION                                   13

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                        14

                        GULF SOUTH MEDICAL SUPPLY, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    September 30,  December 31,
                                                                                        1996          1995
                                                                                    -------------  -------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  78,578    $   2,147
   Trade accounts receivable, less allowance for doubtful accounts of $1,710 in 1996
    and $1,141 in 1995 .............................................................      37,080       28,742
   Inventories .....................................................................      22,983       16,874
   Prepaid income taxes ............................................................        --          1,032
   Prepaid expenses and other ......................................................       1,404        1,836
   Deferred income taxes ...........................................................         664          664
                                                                                       ---------    ---------
     Total current assets ..........................................................     140,709       51,295
Property and equipment:
   Land ............................................................................         567          567
   Building ........................................................................         600          600
   Equipment .......................................................................       2,705        1,853
                                                                                       ---------    ---------
                                                                                           3,872        3,020
   Accumulated depreciation ........................................................      (1,244)        (882)
                                                                                       ---------    ---------
                                                                                           2,628        2,138
Other assets:
 Goodwill ..........................................................................       4,395        1,141
 Note receivable - trade ...........................................................       1,744         --
 Notes receivable from affiliate ...................................................         413          413
 Other assets ......................................................................       1,794           34
                                                                                       ---------    ---------
                                                                                           8,346        1,588
                                                                                       ---------    ---------
   Total assets ....................................................................   $ 151,683    $  55,021
                                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank ............................................................   $    --      $   1,403
   Trade accounts payable ..........................................................       8,617        9,913
   Accrued expenses and other current liabilities...................................         795        1,351
   Current portion of long-term debt ...............................................        --          2,400
                                                                                       ---------    ---------
     Total current liabilities .....................................................       9,412       15,067
Stockholders' equity:
Preferred stock, $.01 par value:
 Authorized shares -- 1,000,000
 Issued and outstanding shares-none
Common stock, $.01 par value:
 Authorized shares -- 30,000,000
 Issued and outstanding shares -- 16,264,923 in 1996 and 13,918,096 in 1995 ........         162          139
Paid-in capital ....................................................................     115,679       22,052
Retained earnings ..................................................................      26,430       17,763
                                                                                       ---------    ---------
 Total stockholders' equity ........................................................     142,271       39,954
                                                                                       ---------    ---------
 Total liabilities and stockholders' equity ........................................   $ 151,683    $  55,021
                                                                                       =========    =========


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

                        GULF SOUTH MEDICAL SUPPLY, INC.
                         CONDENSED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,            September 30,
                                               ----------------------    ----------------------
                                                  1996        1995          1996         1995
                                               ---------    ---------    ---------    ---------
Net sales ..................................   $  46,122    $  33,253    $ 130,980    $  94,468
Cost of sales ..............................      35,430       25,295      100,217       71,230
                                               ---------    ---------    ---------    ---------
Gross profit ...............................      10,692        7,958       30,763       23,238
Selling, general and administrative expenses       6,171        4,453       17,020       13,216
Merger costs and expenses (Note 3) .........        --           --            512         --
                                               ---------    ---------    ---------    ---------
Operating income ...........................       4,521        3,505       13,231       10,022
Interest expense ...........................         (24)         (37)        (219)        (105)
Interest income ............................         756           41          962          148
                                               ---------    ---------    ---------    ---------
Income before income taxes .................       5,253        3,509       13,974       10,065
Income taxes ...............................      (1,869)      (1,430)      (5,309)      (4,055)
                                               ---------    ---------    ---------    ---------
Net income .................................   $   3,384    $   2,079    $   8,665    $   6,010
                                               =========    =========    =========    =========
Net income per share .......................   $    0.21    $    0.15    $    0.57    $    0.43
                                               =========    =========    =========    =========
Weighted average shares outstanding ........      16,421       14,013       15,085       13,981
                                               =========    =========    =========    =========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
OPERATING ACTIVITIES
Net cash used in operating activities ..............   $ (5,917)   $ (7,330)

INVESTING ACTIVITIES
Purchases of equipment .............................       (852)       (373)
Increase in other assets ...........................     (3,166)       --
Purchase of operating assets from Express Care,
  L.P. and L&M Medical, Inc. .......................     (3,482)     (3,749)
                                                       --------    --------
Net cash used in investing activities ..............     (7,500)     (4,122)

FINANCING ACTIVITIES
Payments on note payable to bank ...................     (1,403)       --
Principal payments on long-term debt ...............     (9,600)       --
Borrowings under revolving line of credit ..........      7,200       3,749
Proceeds from exercise of stock options ............        570        --
Proceeds from issuance of common stock .............     93,081          89
                                                       --------    --------
Net cash provided by financing activities ..........     89,848       3,838

Net increase (decrease) in cash and cash equivalents     76,431      (7,614)
Cash and cash equivalents at beginning of period ...      2,147       9,146
                                                       --------    --------
Cash and cash equivalents at end of period .........   $ 78,578    $  1,532
                                                       ========    ========


NON-CASH TRANSACTIONS
Tax benefit of stock options exercised .............   $  1,721    $   --
                                                       ========    ========
Conversion of account receivable to note receivable    $  1,882    $   --
                                                       ========    ========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.

2.   PUBLIC OFFERING OF COMMON STOCK

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. A portion of the net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance to be used for working capital and other general corporate purposes.

3.   ACQUISITIONS

On April 1, 1996, the Company acquired certain operating assets and liabilities of Express Care, L. P. ("Express Care") for approximately $3.5 million in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations include Express Care from the date of the acquisition.

On February 29, 1996, the Company completed the acquisition of all outstanding common stock of Bayer Medical Service Systems, Inc. ("Bayer"). The Company issued 151,724 shares of its common stock in exchange for the outstanding common stock of Bayer. The share exchange was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include accounts and operations of Bayer for all periods prior to the share exchange. Separate results of operations for Bayer for the periods prior to the share exchange with Bayer (two months in 1996 and nine months in 1995) which have been combined with the Company are as follows:

                                         Three Months Ended      Nine Months Ended
                                          September 30,             September 30,
                                          1996       1995         1996        1995
                                       ---------   ---------    ---------   ---------
                                           (in thousands)          (in thousands)
Net Sales
                  Gulf South           $  46,122   $  30,894    $ 129,264   $  86,991
                  Bayer                     --         2,359        1,716       7,477
                                       ---------   ---------    ---------   ---------
                  Combined             $  46,122   $  33,253    $ 130,980   $  94,468
                                       =========   =========    =========   =========
Gross Profit
                  Gulf South           $  10,692   $   7,422    $  30,336   $  21,364
                  Bayer                     --           536          427       1,874
                                       ---------   ---------    ---------   ---------
                  Combined             $  10,692   $   7,958    $  30,763   $  23,238
                                       =========   =========    =========   =========
Net Income
                  Gulf South           $   3,384   $   2,183    $   8,664   $   6,164
                  Bayer                     --          (104)           1        (154)
                                       ---------   ---------    ---------   ---------
                  Combined             $   3,384   $   2,079    $   8,665   $   6,010
                                       =========   =========    =========   =========


In connection with the share exchange, $512,000 of merger costs and expenses ($315,000 after tax, or $.02 per share) were incurred and charged to expense in the quarter ended March 31, 1996 and the nine months ended September 30, 1996. The merger costs and expenses related to legal, accounting and other costs incurred in combining the operations of the previously separate companies.

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

6.   CREDIT FACILITIES AND LONG-TERM DEBT

The Company has a $15.0 million revolving credit facility which matures September 25, 1998, of which $15.0 million was available at September 30, 1996. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

7.   NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding (as restated, see Note 3) during the three months ended September 30, 1996 and 1995 (16,420,856 and 14,013,308 shares, respectively) and the nine months ended September 30, 1996 and 1995 (15,085,007 and 13,980,973 shares, respectively).
Common equivalent shares relating to the stock options exercisable at September 30, 1996 and 1995 have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three- and nine-month periods ended September 30, 1996 and 1995.

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

During the third quarter ended September 30, 1996, management undertook a review of its operations and determined that certain existing distribution facilities are non-essential for the Company's distribution activities, and do not meet the Company's strategic objectives. The Company has consolidated and plans to continue consolidating such distribution facilities into its existing larger regional distribution centers. To date, charges related to such distribution facility closures have been, and Management anticipates such changes in the future will be, immaterial to the Company's operations or financial position. To date, such charges have consisted of, and are expected to continue consisting of, among other matters, asset write-offs, relocation and employment severance costs, and facility lease costs.

The following discussion and analysis compares the results of operations of the Company for the three- and nine-month periods ended September 30, 1996 to the three- and nine-month periods ended September 30, 1995, respectively.

RESULTS OF OPERATIONS - THIRD QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

Net sales increased by $12.8 million, or 38.7%, to $46.1 million for the three months ended September 30, 1996 compared to $33.3 million for the same period in 1995. This increase was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

Gross profit increased by $2.7 million, or 34.4%, to $10.7 million for the three months ended September 30, 1996 compared to $8.0 million for the three months ended September 30, 1995, while gross margin decreased to 23.2% from 23.9% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $1.7 million, or 38.6%, to $6.2 million for the three months ended September 30, 1996 compared to $4.5 million for the three months ended September 30, 1995, and as a percentage of net sales remained stable at 13.4%. Selling, general and administrative expenses increased in order to support the Company's higher sales volume in the period, while selling, general and administrative expenses as a percentage of net sales remained stable due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers. Both factors were offset in part by the additional costs associated with the operating activities of L&M Medical, Inc., Bayer Medical Service Systems, Inc. and Express Care L. P.

Interest expense was $24,000 for the three months ended September 30, 1996 compared to $37,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $756,000 for the three months ended September 30, 1996 compared to $41,000 for the same period a year ago. This increase was attributable to the net proceeds of the offering, in excess of the amounts used to pay the outstanding balance of the Company's revolving credit facility, being invested in short-term interest-bearing securities.

Income taxes increased by $439,000 to $1.9 million for the three months ended September 30, 1996 compared to $1.4 million for the same period in 1995. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate to 35.6% for the three months ended September 30, 1996, as compared to 40.8% for the same period in 1995. The decrease in the effective tax rate was principally from increased tax-exempt income for the three months ended September 30, 1996 as compared to the same period in 1995.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales increased by $36.5 million, or 38.7%, to $131.0 million for the nine months ended September 30, 1996 compared to $94.5 million for the same period in 1995. This increase was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

Gross profit increased by $7.6 million, or 32.4%, to $30.8 million for the nine months ended September 30, 1996 compared to $23.2 million for the same period a year ago, while gross margin decreased to 23.5% from 24.6% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $3.8 million, or 28.8%, to $17.0 million for the nine months ended September 30, 1996 compared to $13.2 million for the nine months ended September 30, 1995, and as a percentage of net sales decreased to 13.0% from 14.0% over the same period. Selling, general and administrative expenses increased in order to support the Company's higher sales volume in the period, while the decrease in selling, general and administrative expenses as a percentage of net sales was due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers. Both factors were offset in part by costs associated with the operating activities of L&M Medical, Inc., Bayer Medical Service Systems, Inc. and Express Care L.P.

The Company incurred merger costs and expenses of $512,000 during the nine months ended September 30, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense increased to $219,000 for the nine months ended September 30, 1996 compared to $105,000 for the same period a year ago. This increase was attributable to increased borrowings under the Company's revolving line of credit agreement for working capital purposes, offset in part by a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $962,000 for the nine months ended September 30, 1996 compared to $148,000 for the same period a year ago. This increase was attributable to the net proceeds of the offering, in excess of the amounts used to pay the outstanding balance of the Company's revolving credit facility, being invested in short-term interest-bearing securities.

Income taxes increased by $1.2 million to $5.3 million for the nine months ended September 30, 1996 compared to $4.1 million for the same period in 1995. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate to 38.0% for the nine months ended September 30, 1996, as compared to 40.3% for the same period in 1995. The decrease in the effective tax rate was principally from increased tax-exempt income for the nine months ended September 30, 1996 as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. A portion of the net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance to be used for working capital and other general corporate purposes. The Company's working capital was $131.3 million and its current ratio was 15.0 at September 30, 1996 as compared to working capital of $36.2 million and a current ratio of 3.4 at December 31, 1995.

The Company has a revolving credit facility of $15.0 million, of which $15.0 million was available at September 30, 1996. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company has consolidated, and plans to consolidate, certain distribution facilities into its larger regional distribution centers which has resulted, and may result, in cash expenditures in excess of those required in the ordinary course of business.

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the fourth quarter of 1998.

The Company made capital expenditures totaling $852,000 for the nine months ended September 30, 1996, primarily to purchase additional telephone and computer equipment, and to fund various warehouse improvements.

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

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      The following exhibits are included herein:

                       (11)    Statement re:  Computation of Earnings per Share
                       (27)    Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GULF SOUTH MEDICAL SUPPLY, INC.

Date:    November 14, 1996                      By:  /s/ Guy W. Edwards
                                                   ----------------------------
                                                   Guy W. Edwards
                                                   Senior Vice President and
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 11         Statement re: Computation of Earnings per Share

 27         Financial Data Schedule