Form 10-K405
period 1996-12-31
GULF SOUTH MEDICAL SUPPLY INC
filed 1997-03-21
CIK 889885

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to _______________.

                        Commission File Number 0-21354

                       GULF SOUTH MEDICAL SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                    64-0831411
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          ONE WOODGREEN PLACE                            39110
          MADISON, MISSISSIPPI                        (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (601) 856-5900

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.01 Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                      No
                           ---                        ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Aggregate market value as of March 11, 1997, of Common Stock held by non-affiliates of the Registrant: $212,434,354 based on the last reported sale price on that date on The Nasdaq Stock Market.

Number of shares of Common Stock outstanding at March 11, 1997: 16,308,564.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such proxy statement are incorporated by reference in Part III of this Report.

ITEM 1.           BUSINESS.

GENERAL

    Gulf South is a leading national distributor of medical supplies and related products to the long-term care industry. The Company provides products and services to approximately 10,500 long-term care facilities in all 50 states.
The Company's customers range from independent nursing home operators to large national chains offering a broad range of healthcare services, such as Beverly Enterprises, Multicare, Grancare, National Healthcare and Sun Healthcare Group, as well as home healthcare providers, hospices and sub-acute, rehabilitative and transitional care providers. Through its 18 full-service regional distribution centers, the Company offers both national coverage to multi-facility customers and local service to individual facilities and independent operators. Gulf South believes that it has achieved its success to date due to the expertise gained from more than twelve years of focus on the long-term care industry and its strong commitment to providing superior service to its customers.

INDUSTRY OVERVIEW

    According to the latest industry data available, sales of medical supplies and related products to the nursing home segment of the long-term care industry in the United States were more than $1.6 billion in 1995 and the Company estimates that such sales are growing at an annual rate in excess of 10%. The Company believes that the home healthcare and sub-acute care segments are growing at a faster rate than the nursing home segment of the long-term care industry. Medical supplies and related products are distributed to healthcare providers through two primary channels of distribution. Distribution to hospitals and surgical clinics generally is made through several large national hospital distributors or directly by manufacturers. In contrast, distribution to long-term care facilities typically is made through many local and regional distributors as well as several national distributors.

    Hospital Distribution. The hospital distribution market is characterized by customers that have physical plants with large inventory storage capacity and that serve large numbers of patients primarily with short-term acute-level medical care. In order to service this market and maintain economies of scale, the large national hospital distribution companies have established multiple warehouse facilities near the largest concentrations of customers, generally in urban or metropolitan areas, with an infrastructure that allows them to deliver goods in bulk volume with frequent, and in many cases same day, service. Hospital distributors typically maintain their own trucking fleets to deliver products. Because of the specialized acute care services performed by hospitals, hospital distributors must handle an extremely broad and diverse range of products that focus on the short-term medical and surgical needs of hospital patients.

    Distribution to Long-Term Care Industry. Distributors serving the long-term care market must address a different set of customer needs. The long-term care market is highly fragmented, consisting of large numbers of independent operators, small to mid-sized local and regional chains and several national chains. Facilities are typically located in suburban and rural areas, often at considerable distances from one another. Long-term care facilities generally serve a limited patient population (typically from 20 to 200 beds) and have relatively small physical plants with limited inventory storage capacity. Although long-term care facilities do not demand immediate same-day delivery, they require distributors to deliver products in small quantities (including "broken case" shipments) on a consistent and reliable basis. Distributors serving the long-term care market must generally have the capability to tailor their ordering, shipping and billing processes to suit customers' individualized needs. Because of the fragmented structure and the specialized service needs of the long-term care market, long-term care facilities have traditionally been served by locally- or regionally-based distributors which maintain supply relationships with a limited number of customers within a finite geographic area. However, these local and regional distributors are increasingly subject to intense competitive pressures as a result of the consolidation of independent long-term care operators by large national chains and a growing trend by manufacturers to deal with fewer and larger distributors in this market.

    Certain Trends Affecting the Long-Term Care Market. Economic, regulatory, political and demographic pressures are combining to cause significant changes in the long-term care industry. Cost containment pressures from governmental and private reimbursement sources have led to a reduction in the length of expensive hospital stays and a resulting increase in the demand for long-term care facilities to provide such services at a significantly lower cost than hospitals. This trend has also led to a general increase in the acuity levels of patients found in traditional long-term care facilities, as well as to the emergence of sub-acute, rehabilitative, transitional and other specialized long-term care facilities. Cost containment pressures have also contributed to a need for greater efficiency by long-term care operators, and have led to some consolidation among these healthcare providers. In addition, the demographic pressures of an aging U.S. population have caused continued demand for traditional custodial long-term care and other long-term care services. Census Bureau data indicates that the number of persons aged 65 and older is expected to increase from approximately 31.2 million in 1990 to approximately 34.5 million by the year 2000 and that the number of persons aged 85 years and older, which is the fastest growing segment of the population and the largest consumer of long-term care, is expected to increase from 3.1 million in 1990 to approximately 4.1 million during the same period.

    These trends affecting the long-term care industry have created the need for an increasingly sophisticated distribution system for medical and personal care products. Rising acuity levels within the patient population require distributors to handle a broader range of products, including more sophisticated medical supplies and equipment that are often used in small quantities. Industry consolidation of long-term healthcare providers into regional and national chains has created a need for distributors that can service facilities in different locations with consistent and reliable service. Finally, cost containment pressures and competitive requirements mandate that distributors provide products and services to this market on an increasingly cost-effective basis.

BUSINESS STRATEGY

    Gulf South's principal business objective is to enhance its position as a leading national distributor of medical and personal care products to the long-term care industry. The Company believes that the following factors have been of principal importance in its ability to achieve its present market position:

         Focus on Long-Term Care Industry. Since its founding more than twelve years ago, Gulf South has focused primarily on serving the long-term care market. Based on its industry experience and expertise, the Company has developed the necessary distribution systems and services that assist operators of long-term care facilities to source products, manage inventory usage and control costs. The Company believes that its long-standing focus on the needs of the long-term care industry has enabled it to develop and execute a consistent management strategy and to foster stable, long-term relationships with its customers.

         Consistent and Reliable Customer Service. The Company offers customers a high level of service and support which it believes differentiates it from its competitors, particularly small to medium-sized local and regional distributors. The Company's objective is to enable customers to place orders easily and conveniently, to fill orders accurately and completely and to deliver orders with prompt, consistent and reliable service. As of December 31, 1996, the Company estimates that it shipped more than 95% of all orders on the same day the order is placed with a fill rate of 98.5% and that more than 90% of customer orders are delivered to the customer within two days of receipt. In addition, the Company offers customers various value-added services, including monthly usage reports, inventory control/ancillary billing software programs, next-day invoicing and customized programs designed to assist customers to manage inventory usage and control costs. The Company centralizes all customer ordering and invoicing and the delivery of value-added services through its Jackson facility enabling the Company to provide consistent levels of customer service to each individual facility within multi-location chains.

         Broad Product Offering at Competitive Prices. Gulf South presently offers over 10,000 medical supplies and related products and updates its product offerings regularly to meet its customers' changing needs. The Company's sales volume, national coverage and stable vendor relationships enable it to obtain products from suppliers at favorable negotiated prices. Through the breadth of its product offerings and effective use of its purchasing leverage with vendors, the Company has the capability to serve as a competitively priced, single source of supply to a wide variety of long-term care facilities.

         National Coverage With a Local Presence. With 18 full-service regional distribution centers, each supported by a team of direct sales representatives, the Company is able to provide consistent and reliable coverage to mid-sized and large chains that operate in different geographic areas. The Company also maintains a strong local presence in each region to support independent operators and individual facilities within multi-location chains.


GROWTH STRATEGY

    The Company believes that the continuing implementation of the business strategies described above, coupled with a focus on the following growth strategies, will enhance its ability to expand its sales to existing and new customers:

         Emphasis on Attracting New Customers. The Company's strategy is to increase its emphasis on attracting large regional and national chains as well as to target both small chains and independent operators. The Company believes that it can increase sales to large regional and national chains by adding new distribution centers, expanding its existing distribution centers and by hiring additional direct sales or other personnel and through national account sales efforts. The Company believes that it can increase its penetration of small chains and independent operators, particularly in rural areas, by increasing its direct sales force and utilizing group purchase organizations. The Company believes that its high levels of customer service and value-added support, breadth of its product offerings and competitive pricing afford it a competitive advantage over the regional and local distributors that typically target these customers.

         Increased Penetration of Existing Customer Base. The Company intends to capitalize on opportunities to expand sales to existing customers. The Company believes that continuing industry consolidation will result in an increase in the number of facilities operated by mid-sized and large chains presently served by the Company. In addition, rising acuity levels within the patient population of long-term care facilities are expected to increase the breadth and amount of products required by the Company's existing customers. The Company also believes that cost containment pressures will continue to create incentives for facility operators to deal increasingly with fewer distributors that, like the Company, can provide inventory management and cost control programs.

         Addressing Needs of Emerging Market Segments. The Company intends to increase its focus on the home healthcare, hospice and sub-acute, rehabilitative and transitional care segments of the long-term care market. The Company believes that the home healthcare and sub-acute care segments are growing at a faster rate than the nursing home segment of the long-term care industry.

         Acquisitions. The Company's strategy is to augment its internal growth with the acquisition of medical supply distributors that serve complementary markets or that supplement the Company's presence in existing markets. On December 26, 1996, the Company completed its acquisition of all of the outstanding capital stock and warrants of Gateway Healthcare Corporation, a national supplier of disposable medical surgical supplies to the long-term care and alternate care market places primarily located in New England and the Mid-Atlantic area, with sales of approximately $67 million during the twelve-month period prior to its acquisition. On February 29, 1996, the Company acquired all the outstanding common stock of Bayer Medical Service Systems, Inc., a regional medical supply distributor serving the long-term care markets of the Ohio Valley and Florida. Bayer Medical Service Systems had revenues of approximately $10.0 million during the twelve-month period prior to its acquisition. The Company also acquired certain operating assets and liabilities of Express Care, L.P. on April 1, 1996, Alternative Healthcare Services on July 1, 1996 and TDR Medical, LLC on December 10, 1996, serving principally the Southeast, Southern California and South Texas long-term care markets, respectively. See "Factors Affecting Future Performance."

    The foregoing discussion contains forward-looking statements which involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance."

CUSTOMERS

    The Company's customers range from independent nursing home operators to large national chains offering a broad range of healthcare services, as well as providers of home healthcare and sub-acute, rehabilitative and transitional care. Nursing home operators tend to focus on providing custodial or skilled nursing care, principally to elderly patients. In addition, many of these facilities are increasingly setting aside a portion of their beds for sub-acute care patients. Principal customers of the Company providing this form of long-term care include Beverly Enterprises, Multicare, Grancare, National Healthcare and Sun Healthcare Group. Home healthcare providers offer a wide range of services such as pulmonary and infusion therapy to patients who have been discharged from hospitals or sub-acute care facilities. Customers of the Company providing home healthcare include Vitas Healthcare and Apria Healthcare. Sub-acute, rehabilitative and transitional care providers generally serve patients who are recovering from major injury, surgery or illness, but no longer need the full services of a general acute care hospital. Principal customers of the Company providing sub-acute, rehabilitative and transitional care include Sun Healthcare Group.

    The Company believes that approximately 77% of its 1996 net sales were attributable to customers that focused primarily on providing custodial, skilled nursing and sub-acute care, principally through nursing homes. The Company estimates that large nursing home chains (operating more than 50 facilities) and mid-sized nursing home chains (operating between 20 and 50 facilities) accounted for approximately 24.2% of the facilities served by the Company in 1996 and 50.4% of the Company's 1996 net sales. In 1996, the Company's largest five customers accounted for approximately 32.2% of net sales; Beverly Enterprises accounted for 19.6% of net sales for the year ended December 31, 1996. The Company does not have long-term contracts with any of its customers. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including as a result of a change in governmental or private reimbursement programs, which would cause the accounts receivable to become uncollectible or subject to extended payment terms, could have a material adverse effect upon the Company's results of operations or financial condition.

CUSTOMER SERVICE/ORDER ENTRY AND FULFILLMENT

    The Company is committed to providing high levels of customer service and support, the principal basis of which is accurate and complete order fulfillment and reliable, consistent deliveries. As a result of its efficiency in order entry and order fulfillment, the Company estimates that, as of December 31, 1996, it shipped more than 95% of all orders on the same day the order is placed with a fill rate of 98%. Since approximately 80% of customer orders are placed by telephone, the efficient handling of incoming calls is critical to the Company's business. The Company offers to its customers a toll-free telephone number and fax line and is currently using its EDI ordering capability to accept electronically transmitted orders from several of its major customers. All orders are received by 86 customer service representatives primarily at the Company's Jackson distribution facility who utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and the customer's purchasing history. Following entry of an order, the order is electronically transmitted to the distribution center nearest the customer's facility and a packing slip for the entire order is printed for order fulfillment. The Company imposes no minimum dollar amount on orders.

    The Company believes that the reliable and consistent delivery of complete and accurate orders is more important to its customers than immediate same-day delivery. Accordingly, each distribution facility stocks the 4,000 most frequently ordered products, with the Jackson facility stocking an additional 6,000 products. Product back orders average less than 2% of products ordered. The Company estimates that approximately 60% of its orders are shipped by United Parcel Service while the remaining orders are shipped by various common carriers. The Company generally does not charge customers for shipping costs for orders of $300 or more. Because the Company seeks to service a customer's entire order from the distribution center nearest the customer's facility, the Company estimates that 90% of the customers receive their orders within one or two business days of the order date and 95% of the customers receive their orders within three business days. Customer service operations of the Company are primarily centralized at its Jackson facility, enabling the Company to provide consistent levels of customer service to all customers, including to each individual facility operated by a large multi-location chain. The Company's customer service representatives are provided with detailed product knowledge and receive ongoing training regarding new products and promotions enabling them to provide prompt and efficient service and accurately answer customer inquiries. From time to time, the Company arranges for manufacturers to make presentations on new products both to the customer service representatives and directly to its customers.

    An essential part of the Company's commitment to customer service and customer relations is the value-added support services developed by the Company to meet the unique needs of long-term care providers as well as the specialized needs of individual customers. These services are made available both to large chains and to independent operators and are generally provided by the Company without cost to the customer. The principal value-added services currently provided by the Company include the following:

         Monthly Usage Reports. The Company has been producing monthly usage reports for its customers since the early 1980's and has refined such reports over time in response to customer needs. The Company believes that usage reports are critical to managing inventory consumption and controlling costs. These reports identify each product purchased by a facility during the month, the quantity purchased, the price per product and the total price paid and also provide year-to-date totals. The monthly usage reports enable customers to manage supply requirements, maintain inventory controls, prepare monthly and yearly forecasts and budgets and enable operators of multi-facility chains to track product purchases on either a facility-by-facility or chain-wide basis.

         Inventory Control/Ancillary Billing Software Programs. Since 1990, the Company has offered software programs which allow a customer to maintain a real time inventory count and order products on a just-in-time basis, as well as to monitor patients' utilization of products for Medicaid and Medicare reimbursement purposes. A product identification number is assigned to each product, and when a product is utilized or distributed within the facility, the customer enters the product identification number into its computer system either manually or by use of a bar code scanner.

         Next-Day Invoicing. Because the Company seeks to ship each entire order at one time from a single distribution center, the Company is able to generate and mail a single invoice directly to the customer within one business day of the order date. As a result, the customer generally receives the invoice concurrently with or within one day of receiving the order, facilitating efficient verification of charges and reducing handling and administrative costs for the customer.

         Customized Services. The Company frequently works directly with a customer to provide services tailored to its specialized needs. The Company will generate customized invoices for customers upon request. For those customers that use an inventory control/ancillary billing system, the Company can provide bar code labels to support the customer's software program, making the scanning process simple for those customers. To enable multi-facility chains to better manage costs and control product selection, the Company provides each of its chain customers with a customized ordering guide which contains only those products selected by the chain operator in advance to be offered within each of its facilities. The Company presently publishes approximately 40 customized ordering guides.

PRODUCTS

    The Company offers a comprehensive selection of over 10,000 medical supplies and related products consisting largely of name brand items. The breadth of the Company's product offerings and its special order capabilities enable it to provide its customers with the convenience of one-stop shopping. The following chart sets forth the principal categories of products offered by the Company and the top selling types of products in each category, if appropriate, and percentage of 1996 net sales in parenthesis:

MEDICAL/SURGICAL SUPPLIES (46.0%)         ENTERAL FEEDING SUPPLIES  (6.4%)
 Wound care supplies                      Nutritional supplements
 Exam gloves                              Pump sets
 Urologicals                              Tubing
 Blood/urine testing supplies

PERSONAL CARE ITEMS (11.6%)               DURABLE EQUIPMENT  (4.2%)
 Soaps and shampoos                       Medical Instruments
 Personal hygiene items
 Paper products                           OTC (NON-LEGEND) DRUGS  (3.0%)
 Bedside utensils


RESPIRATORY THERAPY SUPPLIES  (5.8%)      INCONTINENT SUPPLIES (21.8%)
 Oxygen Supplies                          Adult diapers and underpads
 Ventilator supplies
 Trach and suction supplies               OSTOMY SUPPLIES  (1.2%)

    Wound care supplies, adult diapers and underpads and exam gloves were the Company's top selling product types in 1996, accounting for 13.8%, 21.8% and 11.1%, respectively, of net sales. Some of the product categories which experienced a growth rate of 50% or more in 1996 included wound care supplies, exam gloves, enteral feeding supplies and respiratory therapy supplies.

    The Company's Product Task Force regularly evaluates customer response to product offerings and sales results in order to make informed product selections and pricing decisions. Product selection is mainly a function of customer preference, and the Company expects to continue to increase its product line breadth as customer demand warrants. The Company has increased the number of products offered from approximately 4,800 in 1989 to over 10,000 in 1996.

SALES AND MARKETING

    At December 31, 1996, the Company employed a direct sales force of 53 professionals who have primary responsibility for maintaining relationships with existing customers and identifying and soliciting new customers. Once a customer relationship is established, the sales force serves primarily to supplement and support sales through the Company's catalogs. Four sales professionals concentrate exclusively on national accounts, calling on the corporate offices of the national long-term care chains. The sales force supports each of the Company's 18 regional distribution centers, enabling the Company to establish a local sales presence in the markets served by each center. The Company currently anticipates that it will increase the size of its direct sales force to approximately 90 sales professionals by the end of 1997.

    The Company trains its sales professionals through an ongoing program of identifying and solving customer needs, augmenting selling skills and providing detailed product knowledge. Manufacturers support this program by assisting from time to time in the training of the Company's sales professionals.

    The Company markets its products to customers primarily through a variety of catalogs. The Company publishes its standard catalog (approximately 350 pages in length), which is designed to serve as a basic resource tool for customers. The standard catalog features approximately 2,500 products and provides detailed product descriptions, photographs and helpful technical information relating to products, if appropriate.

    Approximately twice a year, the Company publishes a standard ordering guide which contains pricing information and easy-to-follow ordering procedures for the approximately 750 top selling products carried by the Company. The Company also publishes for certain of its chain customers customized ordering guides which contain only those products requested to be included by the chain. In addition, the Company has introduced specialty ordering guides based on product category, such as home respiratory therapy supplies. The Company guarantees the published pricing information for the life of each of its ordering guides (generally six months).

PURCHASING

    The Company believes that effective purchasing is a key element to providing name brand products at competitive prices. The Company believes that its high volume purchases have increased its purchasing power with its primary suppliers, resulting in volume discounts and rebates, favorable return policies and promotional allowances.

    The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. No single supplier represented more than 12% of the total cost of the products purchased by the Company in 1996. The Company's largest suppliers in 1996 were: Kendall Healthcare Products Company, Baxter Healthcare, Inbrand, Becton, Dickinson & Co., Ross Labs and Proctor & Gamble. In 1996, these suppliers accounted for approximately 35.0% of the cost of the products purchased by the Company in 1996. Kendall Healthcare Products Company accounted for over 9.5% of the total cost of products purchased by the Company in 1996. As is customary in the industry, the Company generally does not have any long-term contracts with its suppliers.

    The Company's management information system is used to monitor and manage its inventory. Generally, the Company has been able to return any unsold or obsolete inventory to the manufacturer, resulting in negligible inventory write-offs. At December 31, 1996, the Company maintained an investment in inventory of approximately $27.2 million, of which approximately $535,000 (less than 2%) was over 180 days old. The Company turned its inventory approximately seven times during 1996. The Company also utilizes its management information system to minimize its inventory out-of-stock position.

COMPETITION

    The Company faces intense competition from many regional and local distributors in its markets as well as from several companies that distribute products to long-term care facilities on a national basis. The Company believes that there are three principal competitors that distribute products to long-term care facilities on a national basis, General Medical Corporation (acquired by McKesson Corp. in January 1997), Medline Industries, Inc. and Redline Medical Supply Co. In addition, certain national long-term care chains buy products and supplies directly from manufacturers and distribute such products directly to their facilities. Although several national hospital distributors and healthcare manufacturers presently sell to the long-term care market, to date the long-term care market has not been a primary focus for such distributors and manufacturers. Barriers to entry for distribution in the long-term care market are relatively low, and the risk of new competitors entering the market, particularly in local areas, is high. Certain of the Company's current competitors, including many national hospital distributors, have substantially greater capital resources, sales and marketing experience and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

    The Company believes that the principal competitive factors in distributing products to the long-term care market are the quality and level of customer service, product pricing, breadth and quality of products offered and consistency and stability of business relationships with customers. The Company believes that it competes favorably with respect to each of these factors. In particular, the Company believes it differentiates itself from the smaller local and regional distributors with which it competes on account of the breadth of its product offerings, its ability to acquire goods from suppliers at favorable prices and its national coverage which enables it to offer consistent and reliable service to multi-location chains. In addition, the Company believes that it differentiates itself from most other national distributors in the long-term care market as a result of its focus on providing services that can be integrated with customers' internal budgetary and cost containment systems.

GOVERNMENT REGULATION

    The Company's business is subject to regulation under the federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act, as well as under certain state regulations, because of its labeling, storage and handling of certain drugs and medical devices. The Company believes that sales of products that are subject to such regulation are not material in the aggregate. The Company believes that it is in substantial compliance with such federal and state laws and regulations and possesses all material licenses and permits required for the conduct of its business.

EMPLOYEES

    As of December 31, 1996, the Company employed 642 persons (all on a full-time basis), of whom 125 were engaged in management, administration and accounting, 91 were engaged in direct sales, 145 were engaged in customer service, purchasing and credit collection and 281 were engaged in warehouse and distribution operations. Of these employees, 177 were located at the Company's corporate headquarters and distribution center in Jackson. The Company considers its employee relations to be excellent. No employees are covered by collective bargaining agreements.


ITEM 2.           PROPERTIES.

    The Company owns or leases offices and warehouses in cities throughout the United States. The following table sets forth the general location and certain information for each of the distribution centers and other facilities owned or leased by the Company.

DISTRIBUTION CENTER LOCATION                                    LEASED/OWNED
----------------------------                                    ------------
Atlanta, GA . . . . . . . . . . . . . . . . . . . . . . .          Leased
Columbus, OH  . . . . . . . . . . . . . . . . . . . . . .          Leased
Dallas, TX  . . . . . . . . . . . . . . . . . . . . . . .          Leased
Dallas, TX* . . . . . . . . . . . . . . . . . . . . . . .          Leased
Harrisburg, PA  . . . . . . . . . . . . . . . . . . . . .          Leased
Indianapolis, IN* . . . . . . . . . . . . . . . . . . . .          Leased
Jackson, MS . . . . . . . . . . . . . . . . . . . . . . .           Owned
Los Angeles, CA . . . . . . . . . . . . . . . . . . . . .          Leased
Madison, WI . . . . . . . . . . . . . . . . . . . . . . .          Leased
Manchester, NH  . . . . . . . . . . . . . . . . . . . . .          Leased
Memphis, TN . . . . . . . . . . . . . . . . . . . . . . .          Leased
Orlando, FL . . . . . . . . . . . . . . . . . . . . . . .          Leased
Orlando, FL*  . . . . . . . . . . . . . . . . . . . . . .          Leased
Phoenix, AZ . . . . . . . . . . . . . . . . . . . . . . .          Leased
Warren, RI* . . . . . . . . . . . . . . . . . . . . . . .          Leased
Raleigh, NC . . . . . . . . . . . . . . . . . . . . . . .          Leased
Richmond, VA  . . . . . . . . . . . . . . . . . . . . . .          Leased
Roanoke, VA . . . . . . . . . . . . . . . . . . . . . . .          Leased
Sacramento, CA  . . . . . . . . . . . . . . . . . . . . .          Leased
San Antonio, TX . . . . . . . . . . . . . . . . . . . . .          Leased
Sellinsgrove, PA* . . . . . . . . . . . . . . . . . . . .          Leased


ADMINISTRATIVE OFFICES
----------------------
Richmond, VA  . . . . . . . . . . . . . . . . . . . . . .          Leased
Sunbury, PA . . . . . . . . . . . . . . . . . . . . . . .          Owned
Madison, MS (headquarters)  . . . . . . . . . . . . . . .           Owned

*Gateway Healthcare operations which have been, or are scheduled to be, discontinued.

    The Company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases relating to the above-described properties are scheduled to terminate within the next several years. The Company believes that, if necessary, it could find facilities to replace such leased premises without suffering a material effect on its business.

ITEM 3.           LEGAL PROCEEDINGS.

    The Company is a defendant from time to time in lawsuits incidental to its business. The Company currently is not a party to, and none of its property is subject to, any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year 1996.


                                    PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

    The Company's Common Stock is traded on the NASDAQ National Market under the symbol GSMS. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock, which reflect a 2-for-1 stock split effected in the form of a stock dividend on May 25, 1995:

                                     STOCK PRICE
                                     -----------
1995                               HIGH         LOW
----                               ----         ---

First Quarter . . . . . . . . . .$20 7/8      $16 1/2
Second Quarter  . . . . . . . . . 26           18 1/4
Third Quarter . . . . . . . . . . 32 1/2       23 1/4
Fourth Quarter  . . . . . . . . . 30 3/4       19

1996
----

First Quarter . . . . . . . . . .$39          $25 3/4
Second Quarter  . . . . . . . . . 49 1/2       35 1/4
Third Quarter . . . . . . . . . . 41 1/2       15
Fourth Quarter  . . . . . . . . . 32 1/4       21 1/4

    On March 11, 1997, the closing price for the Common Stock was $20 7/8 per share. The trading price of the Company's Common Stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by investment analysts or changes in business or regulatory conditions affecting the Company, its customers or its competitors. The market price of securities of companies in the healthcare industry have been, and may continue to be, volatile. Such fluctuations and volatility may adversely affect the price of the Company's Common Stock.

    As of March 11, 1997, there were approximately 45 stockholders of record. The Company believes that shares of the Company's Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 4,500 additional beneficial holders.

    The Company has not paid any cash dividends on its capital stock in the past four fiscal years and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings or other cash resources to finance future growth of its business. In addition, the Company's revolving line of credit agreement with NationsBank of Tennessee, N. A. prohibits the payment of dividends on the Company's capital stock without the prior written consent of the bank. Any future determinations to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition and other factors deemed relevant by the Board of Directors.

RECENT SALES UNREGISTERED SECURITIES

    On February 29, 1996, the Company completed the acquisition of all of the outstanding common stock of Bayer Medical Service Systems, Inc. ("Bayer"). The Company issued 151,724 shares (the "Shares") of common stock, $.01 par value, of the Company to the sole shareholder of Bayer in exchange for the all of the outstanding common stock of Bayer. The Company claims that the offer and sale of the Shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended based on the fact that the Shares were sold to a single person and such sale did not involve a public offering. On August 28, 1996, the Company filed a registration statement on Form S-3 (File No. 333-10939) with the Securities and Exchange Commission covering the resale of the Shares, and the registration statement became effective on January 14, 1997.

    In connection with the acquisition on December 26, 1996 of all of the outstanding capital stock and warrants of Gateway Healthcare Corporation ("Gateway"), The Company issued to the five securityholders of Gateway warrants (the "Warrants",) to purchase up to 450,000 shares of the Company's common stock. The Company claims that the offer and sale of the Warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the issuance of the Warrants did not involve a public offering. On January 24, 1997, the Company filed a registration statement on Form S-3 covering the resale of the shares of common stock underlying the Warrants. The registration statement became effective on March 7, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

                     SELECTED FINANCIAL AND OPERATING DATA

                                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------
                                    1996           1995           1994          1993            1992
                                 ---------     ----------     -----------   -----------     -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED
                                                               OPERATING DATA)
INCOME STATEMENT DATA (1):
 Net sales  . . . . . . . .      $ 177,710     $  130,094     $    92,151   $    65,119     $    44,659
 Cost of sales  . . . . . .        136,344         97,973          68,122        48,357          33,041
                                 ---------     ----------     -----------   -----------     -----------
 Gross profit   . . . . . .         41,366         32,121          24,029        16,762          11,618
 Selling, general and
 administrative expenses . . .      23,450         18,418          13,913        10,307           7,552

 Acquisition and merger expenses     2,378            --              --            --              --
                                 ---------     ----------     -----------   -----------     -----------
 Operating income (2) . . .         15,538         13,703          10,116         6,455           4,066
 Interest expense   . . . .           (229)          (199)           (629)       (2,206)         (1,242)
 Interest income  . . . . .          1,771            163             186           --              --
                                 ---------     ----------     -----------   -----------     -----------
 Income before income taxes         17,080         13,667           9,673         4,249           2,824
 Income taxes (3)   . . . .         (6,386)        (5,507)         (3,877)       (1,619)         (1,030)
                                 ---------     ----------     -----------   -----------     -----------
 Net income (3)   . . . . .      $  10,694     $    8,160     $     5,796  $      2,630     $     1,794
                                 =========     ==========     ===========  ============     ===========

Net income per share (4)  .      $     .69     $      .58     $       .45  $        .29     $       .19

SELECTED OPERATING DATA:
 Number of orders shipped          575,113        384,401         283,350       215,425         165,834
 Average order size   . . .      $     309     $      313     $       298  $        270     $       238

 Number of facilities served        10,730          8,555           6,314         4,390           3,699

BALANCE SHEET DATA (AT PERIOD END) (1):
 Working capital  . . . . .      $ 102,074     $   36,228     $    28,469  $     12,842     $     9,026
 Total assets   . . . . . .        197,971         55,021          41,042        23,576          16,519
 Total debt   . . . . . . .         30,321          3,803           1,147        21,015          19,247
 Stockholders' equity (deficit)    144,299         39,954          30,502        (5,670)         (8,300)

_______________

(1) Restated to reflect the share exchange with Bayer Medical Service Systems Inc. accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements.

(2) Reflects $819 ($513 after tax, or $.03 per share) of legal, accounting and other integration costs incurred in connection with the Bayer Medical Service Systems, Inc. share exchange in February 1996 and additional integration and exit charges of $771 ($483 after taxes, or $.03 per share) pertaining to the acquisition of L&M Medical, Inc. in 1995 and $778 ($487 after taxes, or $.03 per share) pertaining to the Express Care L. P. and Alternative Healthcare Services acquisitions in 1996. See Note 2 of Notes to Consolidated Financial Statements.

(3) The Company elected to be treated as an S corporation for income tax purposes from January 1, 1989 through June 25, 1992, and accordingly did not pay federal and state (except in certain states) income taxes during such periods. The Company distributed S corporation earnings of $998 to its shareholders during 1992. The net income data reflects a pro forma provision for income taxes during the period from January 1, 1992 through June 25,1992 as if the Company had been subject to federal and state income taxes. Because the Company has been a C corporation since June 25,1992, no pro forma adjustment to net income for periods subsequent to such date is necessary and, accordingly, the net income data set forth above for such subsequent periods reflects actual net income.

(4) Computed by dividing net income applicable to Common Stock (net income plus interest requirements, less tax effects, of the 10% Convertible Subordinated Debentures (the "Convertible Debentures")) by the weighted average number of shares of Common Stock and equivalents outstanding. The conversion of the Convertible Debentures was effected upon the closing of the Company's initial public offering in March 1994. For the years ended December 31, 1996, 1995, 1994, 1993 and 1992 the weighted average number of shares of Common Stock and equivalents was 15,419,438, 13,993,595, 13,073,040, 10,442,068 and, 10,200,170,
         respectively. See Note 1 of Notes to Consolidated Financial Statements. Net income per share and weighted average number of shares of Common Stock and equivalents outstanding for each of the years ended December 31, 1994, 1993 and 1992 have been restated to reflect a two-for-one stock split in the form of a stock dividend effected on May 25, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Gulf South's net sales have grown at a compound annual rate of 41.0% over the past five years, from $45 million in 1992 to $178 million in 1996. The Company primarily attributes this net sales growth to both the addition of new long-term care customers and the increased penetration of existing customer accounts, including increased sales to providers of home healthcare and sub-acute, rehabilitative and transitional care, and to a lesser extent, the acquisition of six medical supply distributors in 1995 and 1996. The Company's gross profit has increased from $11.6 million in 1992 to $41.4 million in 1996, while the Company's gross profit as a percentage of net sales ("gross margin") has ranged from 23.3% to 26.0% within that period. The Company believes that the decline in gross margin from 26.0% in 1992 to 23.3% in 1996 is primarily attributable to competitive pricing of products sold by the Company in order to maintain or increase market share, particularly with respect to the Company's large chain customers.

    Management believes that the Company's current gross margins are consistent with the Company's long-term strategy to expand sales with aggressive pricing and to increase operating margins through reductions in selling, general and administrative expenses as a percentage of increased net sales. To date, the decrease in gross margins has been offset in part by participation in volume-based rebate programs offered by vendors. Notwithstanding these actions, there can be no assurance that the Company will be able to increase sales through aggressive pricing or to increase operating margins through controlling selling, general and administrative expenses; or that participation in vendor programs will offset reductions in gross margin to a significant extent.

    The Company is actively seeking to attract large chain customers and to the extent that the Company is successful in attracting such customers, the Company's operating expenses may increase. In order to effectively serve additional large chain customers, the Company may be required to increase the size of its distribution facilities, to expand its order processing and delivery systems and to hire additional personnel. The Company may also be required to lower prices to attract and maintain such customers. The Company's selling, general and administrative expenses have decreased as a percentage of net sales over the last five years, although such expenses have increased in dollar amount in order to support higher sales volume over this period. Consequently, operating income over this period grew at a compound annual rate of 39.4%, from $4.1 million in 1992 to $15.5 million in 1996.

    Since September 1995, the Company has completed the acquisition of six medical supply distributors: L&M Medical Inc., Bayer Medical Service Systems, Inc., Express Care, L.P., Alternative Healthcare Services, TDR Medical, LLC, and Gateway Healthcare, Inc. See "Item 1: Business - Growth Strategy". To augment its internal growth, the Company will consider additional acquisitions of medical supply distributors that serve complementary markets or that supplement the Company's presence in existing markets. See "Factors Affecting Future Performance."

    Economic, regulatory, political and demographic pressures, including cost containment measures from public and private reimbursement sources, are resulting in an increase in the demand for long-term care facilities to provide medical services to patients at lower cost than traditional hospital care. See "Item 1: Business-- Industry Overview."

    The Company has experienced, and expects to continue to experience, increasing demand for its products and services in this market, including from customers in the home healthcare and subacute care segments, which it believes are growing at a faster rate than the nursing home segment. The Company believes that sales of enteral feeding, respiratory therapy and wound care supplies to home healthcare providers and sub-acute care facilities will represent an increasing proportion of its overall product mix. In order to maintain or increase market share, particularly with respect to the Company's large chain customers, the Company offers competitive pricing for its products, which has in the past resulted in lower gross margins. The Company is actively seeking to attract large chain customers and to the extent that the Company is successful, such trend may continue.

    Certain of the foregoing statements are forward-looking and involve risks and uncertainties, and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance."

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated information derived from the statements of income of the Company expressed as a percentage of net sales for such year and the percentage change in such items compared to the amount for the prior year.

                                     PERCENTAGE OF NET SALES             PERCENTAGE CHANGE
                                 --------------------------------       ------------------
                                                                         1996        1995
                                                                         OVER        OVER
                                  1996         1995         1994         1995        1994
                                 ------       ------       ------       ------      ------
Net sales . . . . . . . . .      100.0%       100.0%       100.0%       36.6%       41.2%
Cost of sales . . . . . . .       76.7         75.3         73.9         39.2        43.8
Gross profit  . . . . . . .       23.3         24.7         26.1         28.8        33.7
Selling, general and
administration expenses  . .      13.2         14.2         15.1         27.3        32.4
Acquisition and merger expenses    1.4           -            -            -           -
Operating income  . . . . .        8.7         10.5         11.0         13.4        35.5
Interest expense  . . . . .       (0.1)        (0.1)        (0.7)        15.1       (68.4)
Interest income . . . . . .        1.0          0.1          0.2          -         (12.4)
Income before income taxes         9.6         10.5         10.5         25.0        41.3
Income taxes  . . . . . . .       (3.6)        (4.2)        (4.2)        16.0        42.0
Net income  . . . . . . . .        6.0%         6.3%         6.3%        31.1        40.8

1996 COMPARED TO 1995

    Net sales increased by $47.6 million, or 36.6%, to $177.7 million in 1996 compared to $130.0 million in 1995. The net sales growth in 1996 was attributable to internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities, expansion through acquisitions of regional medical supply distributors and facility expansion by existing customers.

    Gross profit increased by $9.2 million, or 28.8%, to $41.4 million in 1996 compared to $32.1 million in 1995, while gross margin decreased to 23.3% from 24.7% over the same period. The decrease in gross margin was primarily due to a greater mix of higher volume, large chain customers that require more competitive pricing, but was offset in part by lower selling and servicing costs as a percentage of net sales. Other factors contributing to the decrease in gross margin were cost increases associated with high volume, commodity items, such as latex exam gloves and paper and resin products, and the Company's aggressive pricing strategy. In addition, the reduction in gross margin was also offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

    Selling, general and administrative expenses increased by $5.0 million, or 27.3%, to $23.4 million in 1996 compared to $18.4 million in 1995, and as a percentage of net sales decreased to 13.2% from 14.2% for the same period. Selling, general and administrative expenses increased in order to support the Company's higher sales volume during 1996, while the decrease in selling, general and administrative expenses as a percentage of net sales was due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers. Both factors were offset in part by the non-recurring expense related to the write-off of an uncollectible note receivable.

    During 1996, the Company incurred acquisition and merger expenses of $2.4 million. Included was $819,000 of legal, accounting and other integration costs incurred in connection with the Bayer Medical Service Systems, Inc.

share exchange, which was accounted for as a pooling of interests. The Company also incurred integration and exit charges of $771,000 during 1996 pertaining to the acquisition of L&M Medical, Inc. in 1995, and $778,000 pertaining to Express Care L. P. and Alternative Healthcare Services acquired in 1996. Integration and exit charges pertain principally to severance, moving and relocation costs, operating lease terminations and settlements and other expenses associated with integration of various systems into those of the Company. The Company believes that it has adequate accruals to cover additional costs in the future relating to these acquisitions.

    Interest expense increased $30,000, or 15.1%, to $229,000 in 1996 compared to $199,000 in 1995. This increase was attributable to increased borrowings under the Company's revolving line of credit agreement for working capital purposes, offset in part by a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving line of credit.

    Interest income increased $1.6 million to $1.8 million in 1996 compared to $163,000 in 1995. This increase was attributable to the net proceeds of the offering, in excess of the amounts used to pay the outstanding balance of the Company's revolving credit facility, being invested in short-term interest-bearing securities.

    Income taxes increased by $879,000 to $6.4 million in 1996 compared to $5.5 million in 1995. This increase was attributable to higher income before taxes, which was partially offset by a reduction in the effective tax rate from 40.3% in 1995 to 37.4% in 1996. The decrease in the effective tax rate was primarily due to increased tax-exempt income in 1996 as compared to 1995.

1995 COMPARED TO 1994

    Net sales increased by $37.9 million, or 41.2%, to $130.1 million in 1995 compared to $92.2 million in 1994. The net sales growth in 1995 was attributable to the addition of new customers, facility expansion by existing customers and increased sales penetration in existing customer facilities.

    Gross profit increased by $8.1 million, or 33.7%, to $32.1 million in 1995 compared to $24.0 million in 1994, while gross margin decreased to 24.7% from 26.1% over the same period. The decrease in gross margin was primarily due to a greater mix of higher volume, large chain customers that require more competitive pricing, but was offset in part by lower selling and servicing costs as a percentage of net sales. Other factors contributing to the decrease in gross margin were cost increases associated with high volume, commodity items, such as latex exam gloves and paper and resin products, and the Company's aggressive pricing strategy. In addition, the reduction in gross margin was also offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

    Selling, general and administrative expenses increased by $4.5 million, or 32.4%, to $18.4 million in 1995 compared to $13.9 million in 1994, and as a percentage of net sales decreased to 14.2% from 15.1% for the same period. The increase in the amount of selling, general and administrative expenses was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was a result of both the economies associated with the Company's net sales growth, particularly with large chain customers where support costs were generally lower, and increased controls over such expenses.

    Interest expense decreased by $430,000, or 68.4%, to $199,000 in 1995 compared to $629,000 in 1994. This decrease was a result of a portion of the net proceeds of the Company's initial public offering in March 1994 being used to repay the Company's outstanding long-term debt.

    Income taxes increased by $1.6 million to $5.5 million in 1995 compared to $3.9 million in 1994. This increase was attributable to higher taxable income and an increase in the Company's provision for state income taxes, resulting in the effective tax rate increasing to 40.3% in 1995 from 40.1% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal cash requirement to date has been to fund working capital in order to support growth of net sales. Through 1996, the Company funded its working capital requirements principally with cash generated from operations, proceeds from its bank borrowings and the sale of equity securities.

    The Company completed a third public offering in June 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. A portion of the net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance to be used for general corporate purposes, including the possible acquisition of one or more medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. As part of the Company's growth strategy, the Company continually evaluates potential acquisition candidates. However, the Company presently has no specific agreements or commitments with respect to any acquisition. Pending such uses, the net proceeds of the offering are invested in short-term interest-bearing securities.

    The Company's working capital was $102.1 million and its current ratio was
2.9 at December 31, 1996 as compared to working capital of $36.4 million and a current ratio of 3.4 at December 31, 1995. Included in working capital are cash and cash equivalents form the Company's public offering.

    The Company has a revolving credit facility of $15.0 million, of which $10.0 million was available at December 31, 1996. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

    During 1996, the Company incurred acquisition and merger expenses of $2.4 million. See Note 2 of "Notes to Consolidated Financial Statements" and "Factors Affecting Future Performance".

    The Company has consolidated, or plans to consolidate, certain distribution facilities into its larger regional distribution centers which has resulted, and may in the future result, in cash expenditures in excess of those required in the ordinary course of business.

    The Company made capital expenditures totaling $1.1 million in 1996 principally to purchase telephone and computer equipment, an administrative office building and for various warehouse improvements. The Company expects to make capital expenditures of approximately $1.5 million in 1997 principally in connection with improvements to or expansion of existing facilities and to purchase additional telephone, computer and warehouse equipment.

    The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through December 1997.

    The foregoing statements contain forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions.

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

    The Company depends on a limited number of large customers for a significant portion of its net sales, including Beverly Enterprises which accounted for 19.6% of net sales for the year ended December 31, 1996. See "Item 1:
Business- Customers".   Consolidation among long-term care providers and the
growth of the Company's business with large chains could increase such dependence. The loss of, or significant declines in the level of purchases by, one or more of these customers would have a material adverse effect on the Company's operating results. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including as a result of a change in governmental or private reimbursement programs, could have a material adverse effect upon the Company's operating results. In addition, the expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower and lower operating margins and such pressure on margins may continue in the future.

    A key element of the Company's growth strategy is to increase sales to existing and new customers, including large chains and independent operators, by adding one or more new strategic distribution centers or expanding existing distribution centers and by hiring additional direct sales or other personnel and through national account sales efforts. Such efforts will result in increased operating expenses. There can be no assurance that the establishment of new strategic distribution centers, the expansion of existing distribution centers, the addition of new sales or other personnel or national account sales efforts will result in additional revenues or operating income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The information required by this item and as listed in Item 14(a)(1) and (2) of this Report is included in this Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

    The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS

    The information concerning executive directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required under this item in incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, under the heading "Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the Company's fiscal year ended December 31, 1996, under the headings "Election of Directors."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
8-K.

(a)      1.      Financial Statements.

                 The following financial statements of the Company are included in this Report beginning on Page F-1:

                 Report of Independent Auditors
                 Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
                    1995 and 1994
                 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules.

                 The following financial statement schedule of the Company is included in this Report beginning on Page S-1:

                 Schedule II              -- Valuation and Qualifying Accounts.

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.      List of Exhibits.

The following exhibits are filed with this Report or are incorporated by reference:


Exhibit No.                    Description
-----------                    -----------
3.1(1)           Amended and Restated Certificate of Incorporation of the
                 Company.

3.2(1)           Amended and Restated By-laws of the Company.

4.1(1)           Specimen certificate representing the Common Stock.

4.2              Form of Common Stock Purchase Warrant

10.1(1)*         1992 Stock Plan, as amended.

10.1a(2)*        Forms of the Company's Incentive Stock Option Agreement and
                 Non-Qualified Stock Option Agreement.

10.2(3)          Loan and Security Agreement between the Company and
                 NationsBank of Tennessee, N. A. dated September 25, 1995.

10.3             Intentionally omitted.

10.4(1)          Registration Rights Agreement among the Company, the
                 Investors, the stockholders listed therein and Healthcare
                 Capital Investments, Inc. dated as of June 25, 1992.

10.5             Intentionally omitted.

10.6(1)*         Form of Non-Competition Agreement.

10.7(4)          Stock Purchase Agreement dated as of November 19, 1996 among
                 Gulf South Medical Supply, Inc., Gateway Healthcare
                 Corporation ("Gateway") and the stockholders of Gateway listed on the signature pages thereto ("Gateway Stock Purchase
                 Agreement").

10.8(5) Amendment and Waiver Agreement, dated as of December 26, 1996 among Gateway, the stockholders of Gateway listed on the signature pages thereto and Gulf South Medical Supply, Inc., to the Gateway Stock Purchase Agreement.

10.9*            1997 Stock Plan.

10.10* Form of the Company's Incentive Stock Option Agreement under the 1997 Stock Plan.

10.11* Form of the Company's Non-Qualified Stock Option Agreement under the 1997 Stock Plan.

11.1             Statement re: computation of per share earnings.

23.1             Consent of Ernst & Young LLP.

24.1             Power of Attorney (included on page 28).

27               Financial Data Schedule

---------------

         (1) Incorporated herein by reference to the exhibits (of the same exhibit number) to the Company's Registration Statement on Form S-1 (File No. 33-75170).

         (2) Filed as Exhibits 4.5 and 4.6, respectively, to the Company's Registration Statement on Form S-8 (File No. 33-83714) and incorporated herein by reference.

         (3) Incorporated herein by reference to the exhibit (of the same exhibit number) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (4) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 26, 1996 filed January 9, 1997.

         (5) Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 26, 1996 filed January 9, 1997.

       * Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

Reports on Form 8-K.

         Current Report on Form 8-K dated November 19, 1996 reporting, under
         Item 5, the Company's announcement that it had entered into a certain Stock Purchase Agreement pursuant to which it intended to acquire all of the outstanding capital stock and stock warrants of Gateway Healthcare Corporation.

         Current Report on Form 8-K dated December 26, 1996 reporting, under
         Item 2, the Company's completion of the acquisition of all of the outstanding capital stock and warrants of Gateway Healthcare Corporation.

Exhibits.

         The Company hereby files as exhibits to this Report those exhibits listed in Item 14(a)(3), above.

Financial Statement Schedules.

         The Company hereby files as financial statement schedules to this Report the financial statement schedule listed in Item 14(a)(2), above, which is attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jackson, Mississippi on March 21, 1997.

                                   GULF SOUTH MEDICAL SUPPLY, INC.

                                   By:    /s/  Thomas  G. Hixon
                                          -------------------------------------
                                          Thomas G. Hixon
                                          President and Chief Executive Officer

    We, the undersigned officers and directors of Gulf South Medical Supply, Inc., hereby severally constitute and appoint Thomas G. Hixon and Guy W. Edwards, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities to do all things in our names and on our behalf in such capacities to enable Gulf South Medical Supply, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                               TITLE(S)                               DATE
        ---------                               --------                               ----
/s/ Thomas G. Hixon              President, Chief Executive Officer, and
-------------------------------  Chairman of the Board
Thomas G. Hixon                  (principal executive officer)                      March 21, 1997


/s/ Guy W. Edwards               Senior Vice President, Chief Financial Officer,
-------------------------------  Treasurer, Secretary and Director (principal
Guy W. Edwards                   financial and accounting officer)                  March 21, 1997


/s/ David L. Bogetz              Director                                           March 21, 1997
---------------------------------
David L. Bogetz

/s/ Melvin L. Hecktman           Director                                           March 21, 1997
------------------------------
Melvin L. Hecktman

/s/ William W. McInnes           Director                                           March 21, 1997
-----------------------------
William W. McInnes


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .           F-3

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994  . . . .           F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995
and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994  . .           F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .           F-8


                                          INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . .           S-1


All other schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gulf South Medical Supply, Inc.

We have audited the accompanying consolidated balance sheets of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the index under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                       /s/  ERNST & YOUNG LLP




Jackson, Mississippi
February 7, 1997

                        GULF SOUTH MEDICAL SUPPLY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        December 31,
                                                                                   ----------------------
                                                                                      1996          1995
                                                                                   --------       ---------
ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .      $ 76,054       $   2,147

  Trade accounts receivable, less allowance for doubtful accounts of $1,651
    in 1996 and $1,717 in 1995 .  . . . . . . . . . . . . . . . . . . . . . .        48,404          28,742
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,189          16,874
  Prepaid income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,501           1,032
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .         1,113           1,836
  Deferred income taxes (Note 2 and 4)  . . . . . . . . . . . . . . . . . . .         1,485             664
                                                                                   --------       ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       155,746          51,295
Property and equipment:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           567             567
  Building  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,270             600
  Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,127           1,853
                                                                                   --------       ---------
                                                                                      4,964           3,020
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,092)           (882)
                                                                                   --------       ---------
                                                                                      3,872           2,138

Other assets:
    Goodwill (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,824            -
    Deferred income taxes (Note 2 and 4)  . . . . . . . . . . . . . . . . . .         1,965           1,141
  Notes receivable from affiliate (Note 5)  . . . . . . . . . . . . . . . . .          -                413
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,564              34
                                                                                   --------       ---------
                                                                                     38,353           1,588
                                                                                   --------       ---------
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $197,971       $  55,021
                                                                                   ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable:
    To bank   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   -              1,403
    Others (Note 2 and 3)   . . . . . . . . . . . . . . . . . . . . . . . . .        25,321            -
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,381           9,913
  Accrued expenses and other current liabilities  . . . . . . . . . . . . . .         8,970           1,351
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . .         5,000           2,400
                                                                                   --------       ---------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .        53,672          15,067

Stockholders' equity:
Preferred stock, $.01 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares - none
Common stock, $.01 par value:
    Authorized shares -- 30,000,000
    Issued and outstanding shares - 16,264,923 in 1996 and 13,918,096 in 1995           163             139
    Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,679          22,052
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,457          17,763
                                                                                   --------       ---------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       144,299          39,954
                                                                                   --------       ---------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .      $197,971       $  55,021
                                                                                   ========       =========



                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                    Year ended December 31,
                                                        ----------------------------------------------
                                                             1996             1995             1994
                                                        -----------      -----------      ------------
Net sales . . . . . . . . . . . . . . . . . . . .       $   177,710      $   130,094      $     92,151
Cost of sales . . . . . . . . . . . . . . . . . .           136,344           97,973            68,122
                                                        -----------      -----------      ------------
Gross profit  . . . . . . . . . . . . . . . . . .            41,366           32,121            24,029
Selling, general and administrative
     expenses (Note 2)  . . . . . . . . . . . . .            23,450           18,418            13,913
Acquisition and merger expenses (Note 2)  . . . .             2,378             -                 -
                                                        -----------      -----------      ------------
Operating income  . . . . . . . . . . . . . . . .            15,538           13,703            10,116
Interest expense  . . . . . . . . . . . . . . . .              (229)            (199)             (629)
Interest income . . . . . . . . . . . . . . . . .             1,771              163               186
                                                        -----------      -----------      ------------
Income before income taxes  . . . . . . . . . . .            17,080           13,667             9,673
Income taxes (Note 4) . . . . . . . . . . . . . .            (6,386)          (5,507)           (3,877)
                                                        -----------      -----------      ------------
Net income  . . . . . . . . . . . . . . . . . . .       $    10,694      $     8,160      $      5,796
                                                        -----------      -----------      ------------
Net income per share  . . . . . . . . . . . . . .       $       .69      $       .58      $        .45
                                                        -----------      -----------      ------------






                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                          TOTAL
                                            COMMON STOCK                                               STOCKHOLDERS'
                                        --------------------      PAID-IN     RETAINED     TREASURY       EQUITY
                                          SHARES      AMOUNT      CAPITAL     EARNINGS      STOCK       (DEFICIT)
                                        ----------    ------      --------    --------     --------     --------
Balance at January 1, 1994  . . . . .   10,200,000     $102       $  3,396    $ 3,480      $(13,000)    $ (6,022)
  Acquisition - pooling of interest        151,724        1             24        327          --            352
     (Note 2)  . . . . . . . . . . . .
  Net income for 1994 . . . . . . . .         --        --            --        5,796          --          5,796
  Public offering of common stock . .    3,240,000       32         23,350       --            --         23,382
  Retirement of treasury stock  . . .   (6,120,000)     --         (13,000)      --          13,000         --
  Conversion of convertible
    debentures into common stock  . .    6,120,000      --           6,500       --            --          6,500
  Issuance of common stock from
      exercise of options . . . . . .      137,010        2             37       --            --             39
  Tax benefit of stock options
    exercised . . . . . . . . . . . .         --        --             455       --            --            455
                                        ----------     ----       --------    -------      --------     --------
 Balance at December 31, 1994  . . . .  13,728,734      137         20,762      9,603          --         30,502
  Net income for 1995 . . . . . . . .         --        --            --        8,160          --          8,160
  Issuance of common stock from
      exercise of options . . . . . .      189,362        2            110       --            --            112
  Tax benefit of stock options
    exercised . . . . . . . . . . . .         --        --           1,180       --            --          1,180
                                        ----------     ----       --------    -------      --------     --------
 Balance at December 31, 1995  . . . .  13,918,096      139         22,052     17,763          --         39,954
  Net income for 1996 . . . . . . .           --        --           --        10,694          --         10,694
  Public offering of common stock . .    2,223,276       22         91,441       --            --         91,463
  Issuance of common stock from
      exercise of options . . . . . .      123,551        2            569       --            --            571
  Tax benefit of stock options
    exercised . . . . . . . . . . . .         --        --           1,617       --            --          1,617
                                        ----------     ----       --------    -------      --------     --------

Balance at December 31, 1996  . . . .   16,264,923     $163       $115,679    $28,457      $   --       $144,299
                                        ==========     ====       ========    =======      ========     ========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                      1996           1995           1994
                                                    --------       --------       --------
OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . .        $10,694        $ 8,160        $ 5,796
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization . . . . . . .            492            327            223

  Deferred income tax expense (credits) . . .            239            (99)          (173)
  Provision for doubtful accounts . . . . . .            924            869            525
  Note receivable from affiliate  . . . . . .            378           --             --
 Changes in operating assets and liabilities
  net of assets acquired and liabilities
  assumed of Gateway Healthcare Corporation,
  Express Care, L.P., Alternative Healthcare
  Services and TDR Medical LLC in
  1996 and L&M Medical, Inc. in 1995:
    Increase in trade accounts receivable   .         (8,345)        (8,940)        (5,798)
    Increase in inventories   . . . . . . . .         (4,231)        (6,101)        (2,958)
      Decrease (increase) in prepaid income taxes,
      prepaid expenses and other  . . . . . .            315         (2,249)          (382)
    Increase (decrease) in trade accounts payable     (2,012)         2,495          1,820
    Increase in accrued expenses  . . . . . .          1,461             56            459
                                                    --------       --------       --------
Net cash used in operating activities . . . .            (85)        (5,842)          (488)

INVESTING ACTIVITIES
Transaction costs related to the purchase of
   Gateway Healthcare Corporation, net of cash
   acquired . . . . . . . . . . . . . . . . .           (732)          --            --
Purchase of Express Care, L.P., Alternative
   Healthcare Services, and TDR Medical LLC
   in 1996 and L&M Medical, Inc. in 1995  . .         (4,452)        (3,749)         --
Purchases of building and equipment . . . . .         (1,117)          (539)          (359)
Decrease (increase) in other assets . . . . .         (1,473)            (2)             3
                                                    --------       --------       --------
Net cash used in investing activities . . . .         (7,774)        (4,290)          (356)

FINANCING ACTIVITIES
Principal payments on note payable to bank  .         (1,403)          --             --
Principal payment on notes payable-others . .        (11,465)          --             --
Principal payments on long-term debt  . . . .           --             --           (7,103)
Net borrowings (payments) under
   revolving line of credit . . . . . . . . .          2,600         (2,656)        (6,927)
Proceeds from issuance of common stock  . . .         91,463           --           23,382
Proceeds from exercise of stock options . . .            571            112             39
                                                    --------       --------       --------
Net cash provided by financing activities . .         81,766          2,768          9,391
                                                    --------       --------       --------
Net increase (decrease) in cash and cash
   equivalents  . . . . . . . . . . . . . . .         73,907         (7,004)         8,547
Cash and cash equivalents at beginning of year         2,147          9,151            604
                                                    --------       --------       --------
Cash and cash equivalents at end of year  . .         76,054          2,147          9,151
                                                    ========       ========       ========

                                   continued

                        GULF SOUTH MEDICAL SUPPLY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                              YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1996           1995           1994
                                                     -------        -------        -------
NON-CASH TRANSACTIONS:
Issuance of notes for the purchase of
   Gateway Healthcare Corporation . . . . . .        $25,321        $    --        $  --
                                                     =======        =======        =======
Conversion of convertible subordinated
   debentures . . . . . . . . . . . . . . . .        $   --         $   --         $ 6,500
                                                     =======        =======        =======
Tax benefit of stock options exercised  . . .        $ 1,617        $ 1,180        $   455
                                                     =======        =======        =======


Cash paid for:
Interest  . . . . . . . . . . . . . . . . . .        $   202        $  177         $ 1,026
                                                     =======        =======        =======
Federal and state income taxes  . . . . . . .
                                                     $ 4,903        $ 5,372        $ 3,518
                                                     =======        =======        =======




                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               DECEMBER 31, 1996

1. ACCOUNTING POLICIES

Consolidation

    The accompanying consolidated financial statements include Gulf South Medical Supply, Inc. and subsidiaries (the "Company"). All intercompany transactions have been eliminated in consolidation.

Nature of Business

    The Company is a national distributor of medical supplies and related products to the long-term care industry.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories

    Inventories, which consist primarily of medical supplies and related products, are stated at the lower of cost (average cost method) or market.

Property and Equipment

    Property and equipment is stated at cost. Depreciation of property and equipment is provided by straight-line and accelerated methods over the estimated useful lives, which is 31 years for the buildings and from 3 to 7 years for the equipment.

Goodwill

    The excess of the cost of acquisitions over the fair value of the net assets acquired (goodwill) is amortized on a straight-line basis over their estimated useful lives, principally at 30 years (See Note 2). Management assesses the recoverability of goodwill based on undiscounted cash flows. Accumulated amortization was $147 and $30 at December 31, 1996 and 1995, respectively.

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

Income Taxes

    Deferred income taxes, which are provided on the liability method, relate to temporary differences between assets and liabilities recognized differently for financial reporting purposes and for income tax purposes.

Net Income Per Common Share

    Net income per common share is computed by dividing net income applicable to common stock (interest expense, net of income taxes, on the 10% convertible subordinated debentures has been eliminated in 1994 ), based on the weighted average number of shares outstanding during each year presented (15,419,438 in 1996, 13,993,595 in 1995 and 13,073,040 in 1994). Common equivalent shares include the conversion of the 10% convertible subordinated debentures in 1994. Common equivalent shares relating to the stock options and warrants outstanding during the years ended December 31, 1996, 1995 and 1994, when dilutive, have been calculated using the treasury stock method based on the average market value of the common stock during 1996, 1995 and 1994.

ACQUISITIONS

    On December 26, 1996, the Company acquired all of the outstanding common stock of Gateway Healthcare Corporation ("Gateway") for $26,077, including transaction costs of $756, in notes payable to the former shareholders of Gateway and warrants for 450,000 shares of the Company's common stock (see notes 3 and 6). The Company also acquired certain operating assets and liabilities of Express Care, L.P. ("Express Care") on April 1, 1996, Alternative Healthcare Services ("AHS") on July 1, 1996 and TDR Medical, LLC ("TDR") on December 10, 1996 (collectively, "Others") in separate transactions totaling $4,670. These acquisitions have been accounted for using the purchase method of accounting. The total purchase price has been allocated on the basis of fair values of the assets acquired and liabilities assumed. The total purchase price was allocated to the assets acquired and liabilities assumed as follows:

                                                       Gateway          Others
                                                       -------          ------
 Cash  . . . . . . . . . . . . . . . . . . . . . . .   $    24          $  -
 Accounts receivable   . . . . . . . . . . . . . . .    10,906            1,300
 Inventories   . . . . . . . . . . . . . . . . . . .     4,928            1,156
 Prepaid expenses  . . . . . . . . . . . . . . . . .        61              302
 Property and equipment  . . . . . . . . . . . . . .       690              222
 Other assets  . . . . . . . . . . . . . . . . . . .        53             -
 Deferred income taxes   . . . . . . . . . . . . . .     3,025             -
 Goodwill  . . . . . . . . . . . . . . . . . . . . .    30,311            3,489
 Notes payable to others   . . . . . . . . . . . . .   (11,465)            -
 Accounts payable  . . . . . . . . . . . . . . . . .    (5,331)          (1,149)
 Accrued exit and integration expenses   . . . . . .    (3,677)            (600)
 Accrued expenses  . . . . . . . . . . . . . . . . .    (3,448)             (50)
                                                       -------          -------
                                                       $26,077          $ 4,670
                                                       ========         =======

    Accordingly, the results of operations of the Company include Gateway, Express Care, AHS and TDR from the dates acquired. The operations of Express Care, AHS and TDR were not material to the Company's operations for 1996, 1995 and 1994. Gateway, Express Care, AHS and TDR were distributors of medical supplies and related products serving principally the East, Southeast, Southern California and South Texas long-term care markets prior to being acquired by the Company. Accrued exit and integration expenses principally relate to severance, moving, relocation and lease termination expenses pertaining to the closure of five Gateway distribution centers and conversion of Gateway's systems. Included in the accrued severance expenses were administrative, clerical, sales and warehouse personnel costs.

    Unaudited pro forma results of operations of the Company including Gateway for the periods prior to its acquisition by the Company were as follows:

                                Period ended
                                December 26,       Year ended December 31,
                                ------------       -----------------------
                                   1996              1995           1994
                                   ----              ----           ----
Net sales . . . . . . . . . . .   $248,544         $177,831      $125,367
Gross profit  . . . . . . . . .    150,793           42,134        30,809
Interest expense  . . . . . . .      2,249            2,897         3,249

Income before income taxes  . .     13,563           10,877         6,278

Net income  . . . . . . . . . .      8,159            6,210         3,964

Net income per share  . . . . .        .53              .44           .30

    Pro forma results do not purport to be indicative of actual results had the acquisition been made at January 1, 1994 or the results that may occur in the future.

    On February 29, 1996, the Company completed the acquisition of all of the outstanding common stock of Bayer Medical Service Systems, Inc. ("Bayer"). The Company issued 151,724 shares of its common stock in exchange for the outstanding common stock of Bayer. The share exchange was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include accounts and operations of Bayer for all periods prior to the share exchange. Separate results of operations for the two months in 1996 and the two years prior to the share exchange with Bayer are as follows:

                            Year ended December 31,
                            -----------------------
                         1996          1995        1994
                         ----          ----        ----
Net sales
     Gulf South        $175,185      $120,287     $83,376
     Bayer                2,525         9,807       8,775
                       --------      --------     -------
     Combined          $177,710      $130,094     $92,151
                       ========      ========     =======

Gross profit
     Gulf South        $ 40,939      $ 29,752     $21,282
     Bayer                  427         2,369       2,747
                       --------      --------     -------
     Combined          $ 41,366      $ 32,121     $24,029
                       ========      ========     =======

Net income
     Gulf South        $ 10,693      $  8,567     $ 5,728
     Bayer                    1          (407)         68
                       --------      --------     -------
     Combined          $ 10,694      $  8,160     $ 5,796
                       ========      ========     =======


    The Company had expenses of $2,378 during 1996 in connection with the acquisitions described above and the L&M Medical, Inc. acquisition in 1995. Included therein was $819 of legal, accounting and other integration costs incurred in the Bayer share exchange, $771 of integration and exit charges pertaining to L&M Medical, Inc. acquired in 1995 and $778 pertaining to the Express Care and AHS acquisitions. Integration and exit charges pertain principally to severance, moving and relocation costs, operating lease terminations and settlements and other expenses associated with integration of various systems into those of the Company.

3. CREDIT FACILITIES AND NOTES PAYABLE

    The Company has a $15.0 million revolving credit facility which matures September 25, 1998, of which $10 million and $12.6 million was available at December 31, 1996 and 1995, respectively. Borrowings bear interest at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Borrowings under the revolving credit facility up to $7.5 million are unsecured. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

    Notes payable-other consists of $25,321 payable to the former shareholders of Gateway.

4. INCOME TAXES

    Income tax expense consists of the following:

                                                                1996         1995        1994
                                                               -------     --------     -------
Current:
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . .     $5,125       $4,561      $3,378
 State    . . . . . . . . . . . . . . . . . . . . . . . . .      1,022        1,045         672
                                                                ------       ------      ------
                                                                 6,147        5,606       4,050
Deferred (credits):
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . .        211          (86)       (151)
 State    . . . . . . . . . . . . . . . . . . . . . . . . .         28          (13)        (22)
                                                                ------       ------      ------
                                                                   239          (99)       (173)
                                                                ------       ------      ------
                                                                $6,386       $5,507      $3,877
                                                                ======       ======      ======


    The components of deferred income tax assets are as follows:

                                                                  1996         1995
                                                                 ------       ------
Current:
 Accounts receivable  . . . . . . . . . . . . . . . . . . .      $  935        $500
 Inventories  . . . . . . . . . . . . . . . . . . . . . . .         470          80
 Accrued expenses . . . . . . . . . . . . . . . . . . . . .          80          84
                                                                -------        ----
 Current deferred tax asset . . . . . . . . . . . . . . . .       1,485         664
Non-current:
 Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .         550         -
 Property and equipment . . . . . . . . . . . . . . . . . .         215         -
 Net operating loss . . . . . . . . . . . . . . . . . . . .       1,200         -
                                                                -------        ----
 Non-current deferred tax asset . . . . . . . . . . . . . .       1,965         664
                                                                -------        ----
Total deferred tax asset  . . . . . . . . . . . . . . . . .     $ 3,450        $664
                                                                =======        ====


    The Company has net operating loss carryforwards, which have certain restrictions as to the amount that may be utilized in any given year, applicable to Gateway, which expire at various dates through 2011.

    The difference between income taxes at the Company's effective tax rate and income taxes (credits) at the statutory federal tax rate are as follows:

                                                                  1996           1995         1994
                                                                 -------       -------      --------
Statutory federal income taxes  . . . . . . . . . . . . . .      $ 5,807       $ 4,683      $  3,288
State income taxes, net . . . . . . . . . . . . . . . . . .          693           678           429
Tax-exempt interest . . . . . . . . . . . . . . . . . . . .         (442)           -             -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          328         (146)           160
                                                                 -------       -------      --------
                                                                 $ 6,386      $  5,507      $  3,877
                                                                 =======      ========      ========

5. RELATED PARTY TRANSACTIONS

    The Company had the following receivables from a company ("related company") whose stockholders included certain executive officers of the Company.

                                                                      1996       1995      1994
                                                                      ----       ----      ----
    Account receivable  . . . . . . . . . . . . . . . . . . . . . . . $  -       $332      $163
    Note receivable   . . . . . . . . . . . . . . . . . . . . . . . . $  -       $413      $413

    The Company acquired the related company during 1996 for the assumption of its debt. The related company was subsequently acquired by a customer of the Company for the assumption of such debt, excluding amounts owed to the Company. As a result, the Company charged off $378 of the note receivable in connection with the sale.


6. STOCK OPTION PLAN AND WARRANTS OUTSTANDING

    The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, compensation expense of $31 and $76 has been accrued applicable to certain options exercisable at December 31, 1996 and 1995, respectively.

    Under the Company's 1992 Stock Plan, 1,300,000 shares of common stock have been reserved for grant to key management personnel and to members of the Board of Directors. The options granted have ten year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date. At December 31, 1996 and 1995, 224,888 and 416,050 shares, respectively, were available for grant under the 1992 plan.

    Pro forma information regarding net income and net income per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .418 and .340, respectively; and a weighted-average expected life of the options of 3 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options granted in 1996 and 1995 is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                              1996          1995
                                              ----          ----
Pro forma net income                     $   10,314    $  8,019
Pro forma net income per share           $      .67    $    .57

    A summary of the Company's stock option activity and related information is as follows:

                                                                   Weighted-Average
                                                  Shares            Exercise Price
                                                  ------            --------------
Outstanding at December 31, 1994                  546,948                $ .76
    Granted                                       200,000                20.78
    Exercised                                     189,364                  .58
                                                  -------
Outstanding at December 31, 1995                  557,584                 8.00
    Granted                                       202,562                28.93
    Exercised                                     123,550                 4.69
    Forfeited                                      11,400                16.75
                                                  -------
Outstanding at December 31, 1996                  625,196                15.00
                                                  =======


    The weighted-average fair value of options granted during 1996 and 1995 was $10.39 and $6.56, respectively.

    Following is a summary of the status of options outstanding at December 31, 1996:


                                      Outstanding Options               Exercisable Options
                           ------------------------------------------------------------------
                                            Weighted
                                            Average      Weighted                   Weighted
                                           Remaining      Average                    Average
          Exercise                        Contractual    Exercise                   Exercise
        Price Range            Number         Life         Price        Number        Price
     ----------------------------------------------------------------------------------------
      $.2118 - $.4853      238,334         6.3 years  $     .32       206,204        $   .33
       $6.46 - $8.00        19,362         7.6 years  $    7.80         8,162        $  7.52
     $20.375 - $22.41      169,500         8.1 years  $   20.86        54,900        $ 20.97
      $28.50 - $31.35      198,000         9.2 years  $   28.93        38,000        $ 28.95

    The Company granted warrants for 450,000 shares of its common stock on January 2, 1997 at an exercise price of $25.90 in connection with the purchase of Gateway (see Note 2). All of the warrants were exercisable upon the date of grant and expire January 2, 2002.

7. OTHER MATTERS

    One customer accounted for 20.0%, 16.6% and 10.1% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company leases certain vehicles, computers and office equipment under operating leases. Lease periods range from two to six years. The Company also leases warehouse space in various states under operating leases with lease periods ranging from three to five years. Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1996, by year and in the aggregate, are as follows:

         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,609
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           908
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           440
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           377
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227
                                                                                           ------
         Total minimum lease payments . . . . . . . . . . . . . . . . . . . . . . .        $3,561
                                                                                           ======

         Rental expense under the operating leases was $1,449 in 1996, $1,054 in 1995 and $680 in 1994.

    Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of this adoption was not material to the Company's financial position or results of its operations.

    The carrying amounts reported in the balance sheet for cash and cash equivalents, notes payable to bank and notes payable-others approximate the fair value at December 31, 1996 and 1995.

    The Company is involved from time to time in claims and routine litigation incidental to its business. Management is of the opinion, based on the advice of counsel, that the outcome of any presently pending matters will not have a material adverse effect on the financial position or results of the operation of the Company.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)


                                            BALANCE AT     CHARGED TO    WRITE-OFF    BALANCE AT
                                           BEGINNING OF     COST AND        OF          END OF
            DESCRIPTION                       PERIOD         EXPENSE     ACCOUNTS       PERIOD
            -----------                       ------         -------     --------       ------
Year ended December 31, 1996:
 Allowance for doubtful accounts ......       $ 1,717       $   924       $   990       $ 1,651
                                              =======       =======       =======       =======
 Reserve for inventory obsolescence ...       $   199       $  --         $  --         $   199
                                              =======       =======       =======       =======

Year ended December 31, 1995:
 Allowance for doubtful accounts ......       $ 1,203       $   869       $   355       $ 1,717
                                              =======       =======       =======       =======
 Reserve for inventory obsolescence ...       $   199       $  --         $  --         $   199
                                              =======       =======       =======       =======

Year ended December 31, 1994:
 Allowance for doubtful accounts ......       $   907       $   525       $   229       $ 1,203
                                              =======       =======       =======       =======
 Reserve for inventory obsolescence ...       $   199       $  --         $  --         $   199
                                              =======       =======       =======       =======

                                 EXHIBIT INDEX


Exhibit No.                                            Description
-----------                                            -----------
         3.1(1)           Amended and Restated Certificate of Incorporation of the Company.

         3.2(1)           Amended and Restated By-laws of the Company.

         4.1(1)           Specimen certificate representing the Common Stock.

         4.2              Form of Common Stock Purchase Warrant

         10.1(1)*         1992 Stock Plan, as amended.

         10.1a(2)*        Forms of the Company's Incentive Stock Option Agreement and Non-Qualified Stock Option
                          Agreement.

         10.2(3)          Loan and Security Agreement between the Company and NationsBank of Tennessee, N. A. dated
                          September 25, 1995.

         10.3             Intentionally omitted.

         10.4(1)          Registration Rights Agreement among the Company, the Investors, the stockholders listed therein and Healthcare Capital Investments, Inc. dated as of June 25, 1992.

         10.5             Intentionally omitted.

         10.6(1)*         Form of Non-Competition Agreement.

         10.7(4)          Stock Purchase Agreement dated as of November 19, 1996 among Gulf South
                          Medical Supply, Inc., Gateway Healthcare Corporation ("Gateway") and the
                          stockholders of Gateway listed on the signature pages thereto ("Gateway Stock
                          Purchase Agreement").

         10.8(5)          Amendment and Waiver Agreement, dated as of December 26, 1996 among Gateway, the stockholders of Gateway listed on the signature pages thereto and Gulf South Medical Supply, Inc., to the
                          Gateway Stock Purchase Agreement.

         10.9*            1997 Stock Plan.

         10.10*           Form of the Company's Incentive Stock Option Agreement under the 1997 Stock Plan.

         10.11*           Form of the Company's Non-Qualified Stock Option Agreement under the 1997 Stock Plan.

         11.1             Statement re: computation of per share earnings.

         23.1             Consent of Ernst & Young LLP.

         24.2             Power of Attorney (included on page 28).

         27               Financial Data Schedule

-----------------

         (1) Incorporated herein by reference to the exhibits (of the same exhibit number) to the Company's Registration Statement on Form S-1 (File No. 33-75170).

         (2) Filed as Exhibits 4.5 and 4.6, respectively, to the Company's Registration Statement on Form S-8 (File No. 33-83714) and incorporated herein by reference.

         (3) Incorporated herein by reference to the exhibit (of the same exhibit number) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         (4) Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 26, 1996 filed January 9, 1997.

         (5) Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 26, 1996 filed January 9, 1997.


         * Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).