Form 10-Q
period 1997-03-31
GULF SOUTH MEDICAL SUPPLY INC
filed 1997-05-14
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

                 For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

            For the transition period from __________ to __________

                        Commission file number: 0-23540

                        GULF SOUTH MEDICAL SUPPLY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   64-0831411
  (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

                ONE WOODGREEN PLACE, MADISON, MISSISSIPPI 39110
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (601) 856-5900
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         As of March 31, 1997 there were 16,308,564 shares of common stock outstanding.

                        GULF SOUTH MEDICAL SUPPLY, INC.

                                     INDEX

PART I            FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1997 (unaudited) and December 31,
                  1996                                                        1

                  Condensed Consolidated Statements of  Income
                  (unaudited) for the three-months ended March
                  31, 1997 and 1996                                           2

                  Condensed Consolidated Statements of Cash
                  Flows (unaudited) for the three-months ended
                  March 31, 1997 and 1996                                     3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                      4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                       6

PART II           OTHER INFORMATION                                          11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                   12

                        GULF SOUTH MEDICAL SUPPLY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              March 31,       December 31,
                                                                1997             1996
                                                           --------------    --------------
                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................   $       44,380    $       76,054
   Trade accounts  receivable,
     less allowance for doubtful
     accounts of $1,713 in 1997
     and $1,651 in 1996 ................................           48,660            48,404
   Inventories .........................................           26,221            27,189
   Prepaid income taxes ................................             --               1,501
   Prepaid expenses and other ..........................            1,911             1,113
   Deferred income taxes ...............................            1,485             1,485
                                                           --------------    --------------
     Total current assets ..............................          122,657           155,746
Property and equipment:
   Land ................................................              567               567
   Building ............................................            1,276             1,270
   Equipment ...........................................            3,352             3,127
                                                           --------------    --------------
                                                                    5,195             4,964
   Accumulated depreciation ............................           (1,250)           (1,092)
                                                           --------------    --------------
                                                                    3,945             3,872

Other assets:
    Goodwill ...........................................           35,165            34,824
    Deferred income taxes ..............................            1,965             1,965
    Other assets........................................            1,513             1,564
                                                           --------------    --------------
                                                                   38,643            38,353
                                                           --------------    --------------
   Total assets ........................................   $      165,245    $      197,971
                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to others .............................   $         --      $       25,321
   Trade accounts payable ..............................           11,713            14,381
   Accrued expenses and other current liabilities ......            5,395             8,970
   Current portion of long-term debt ...................             --               5,000
                                                           --------------    --------------
     Total current liabilities .........................           17,108            53,672

Stockholders' equity:
Preferred stock, $.01 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares - none
Common stock, $.01 par value:
    Authorized shares -- 30,000,000
    Issued and outstanding shares -
     16,308,564 in 1997 and
     16,264,923 in 1996 ................................              163               163
Paid-in capital ........................................          115,706           115,679
Retained earnings ......................................           32,268            28,457
                                                           --------------    --------------
    Total stockholders' equity .........................          148,137           144,299
                                                           --------------    --------------
    Total liabilities and
     stockholders' equity ..............................   $      165,245    $      197,971
                                                           ==============    ==============

                            See accompanying notes.




Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                       Three Months Ended March 31,
                                                     --------------------------------
                                                          1997              1996
                                                     --------------    --------------
Net sales ........................................   $       64,609    $       40,235

Cost of sales ....................................           49,919            30,647
                                                     --------------    --------------

Gross profit .....................................           14,690             9,588

Selling, general and administrative expenses .....            8,804             5,159

Intangible amortization expense ..................              294                30

Acquisition and merger expenses ..................             --                 512
                                                     --------------    --------------
Operating income .................................            5,592             3,887

Interest expense .................................              (12)              (52)

Interest income ..................................              477              --
                                                     --------------    --------------
Income before income taxes .......................            6,057             3,835

Income tax expense ...............................            2,246             1,513
                                                     --------------    --------------
Net income .......................................   $        3,811    $        2,322
                                                     ==============    ==============
Net income per share (Note 4) ....................   $         0.23    $         0.17
                                                     ==============    ==============
Weighted average shares outstanding (Note 4) .....           16,538            14,047
                                                     ==============    ==============


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                               1997              1996
                                                                         --------------    --------------
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities ..................   $          404    $       (2,990)

INVESTING ACTIVITIES
Purchase of building and equipment ...................................             (200)             (146)
Purchase of  operating assets of American Medical Products, Inc. .....           (1,633)             --
(Increase) decrease in other assets ..................................               51               (92)
                                                                         --------------    --------------
Net cash used in investing activities ................................           (1,782)             (238)

FINANCING ACTIVITIES
Principal payment on notes payable-others ............................          (25,321)             --
Net borrowings (payments) under revolving line of credit .............           (5,000)            1,997
Proceeds from exercise of stock options ..............................               25               171
                                                                         --------------    --------------
Net cash provided by (used in) financing activities ..................          (30,296)            2,168
                                                                         --------------    --------------
Net decrease in cash and cash equivalents ............................          (31,674)           (1,060)
Cash and cash equivalents at beginning of period .....................           76,054             2,147
                                                                         --------------    --------------
Cash and cash equivalents at end of period ...........................   $       44,380    $        1,087
                                                                         ==============    ==============
NON-CASH TRANSACTIONS:
Tax benefit of stock options exercised ...............................   $         --      $          105
                                                                         ==============    ==============


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.


2.     ACQUISITIONS

On March 24, 1997, the Company acquired certain operating assets and liabilities of American Medical Products, Inc. for $1,633 in a transaction accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the assets acquired and liabilities assumed. Accordingly, the results of operations of the Company include American Medical Products, Inc. from the date acquired.


3.     CREDIT FACILITIES AND NOTES PAYABLE

The Company has a $15,000 revolving credit facility which matures September 25, 1998, all of which was available at March 31, 1997. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7,500. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.


4.     NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding during the three months ended March 31, 1997 and 1996 (16,538,354 and 14,047,309 shares, respectively). Common equivalent shares relating to the stock options and warrants outstanding during the three months ended March 31, 1997 and 1996, when dilutive, have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three month periods ended March 31, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three months ended March 31, 1997 and 1996 is not expected to be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated financial statements included elsewhere herein.

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

GENERAL

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. The net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance used for, and continuing to be used for, general corporate purposes, including the possible acquisition of one or more medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. As part of the Company's growth strategy, the Company continually evaluates potential acquisition candidates. However, the Company presently has no specific agreements or commitments with respect to any acquisition. Pending such uses, the net proceeds of the offering are invested in short-term interest-bearing cash equivalents.

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

Management has determined that certain existing distribution facilities are non-essential for the Company's distribution activities, and do not meet the Company's strategic objectives. The Company plans to consolidate such distribution facilities into its existing larger regional distribution centers. Management does not anticipate charges related to such distribution facility closures to be material to the Company's operations or financial position. Such charges would consist of, among other matters, asset write-offs, relocation and employment severance costs, and facility lease costs.

The following discussion and analysis compares the results of operations of the Company for the three months ended March 31, 1997 to the three months ended March 31, 1996.

RESULTS OF OPERATIONS

Net sales increased by $24.4 million, or 60.6%, to $64.6 million for the three months ended March 31, 1997 compared to $40.2 million for the same period in 1996. This increase was primarily attributable to the purchase of Gateway Healthcare Corporation in December 1996 and the purchases of other regional medical supply distributors subsequent to March 31, 1996, and internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities.

Gross profit increased by $5.1 million, or 53.2%, to $14.7 million for the three months ended March 31, 1997 compared to $9.6 million for the three months ended March 31, 1996, while gross margin decreased to 22.7% from 23.8% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $3.9 million, or 75.3%, to $9.1 million for the three months ended March 31, 1997 compared to $5.2 million for the three months ended March 31, 1996, and as a percentage of net sales increased to 14.1% from 12.9% over the same period. The increase in the amount of selling, general and administrative expenses in whole and as a percentage of net sales, was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and to costs associated with the operating activities of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to March 31, 1996.

The Company incurred acquisition and merger expenses of $512,000 during the three months ended March 31, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense was $12,000 for the three months ended March 31, 1997, compared to $52,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $477,000 for the three months ended March 31, 1997 compared to no interest income in the same period a year ago. This increase was attributable to the net proceeds of the public offering in June 1996, in excess of the amounts used to pay the Company's outstanding long-term debt, being invested in short-term interest-bearing cash equivalents.

Income taxes increased by $733,000 to $2.2 million for the three months ended March 31, 1997 compared to $1.5 million for the same period in 1996. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate of 37.1% for the three months ended March 31, 1997, as compared to 39.5% for the same period in 1996. The decrease in the effective tax rate was primarily due to tax-exempt interest income as a percentage of pre-tax income being higher in the three months ended March 31, 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. During the three months ended March 31, 1997, the Company funded its working capital requirements principally with cash generated from operations and the sale of equity securities.

The Company's working capital was $105.5 million and its current ratio was 7.2 at March 31, 1997 as compared to working capital of $102.1 million and a current ratio of 2.9 at December 31, 1996. Included in working capital are cash and cash equivalents from the Company's public offering in June 1996.

The Company has a revolving credit facility of $15.0 million, all of which was available at March 31, 1997. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company has consolidated, and plans to consolidate, certain distribution facilities into its larger regional distribution centers which has resulted, and may continue to result, in cash expenditures in excess of those required in the ordinary course of business. See "Factors Affecting Future Performance".

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the first quarter of 1998.

The Company made capital expenditures totaling $200,000 for the three months ended March 31, 1997, primarily to purchase additional telephone and computer equipment, and to fund various warehouse improvements.

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

The Company faces intense competition from a variety of regional, local and national distributors. Barriers to entry in the long-term care distribution industry are relatively low, and the risk of new competitors entering the market, particularly on a local level, is high. In response to competitive pressures, the Company has in the past lowered, and may in the future lower, selling prices in order to maintain or increase market share, which has resulted, and may in the future result, in lower gross margins. Certain of the Company's current competitors, including many national distributors, have substantially greater capital resources, sales and marketing experience, and distribution capabilities than the Company. Certain of these national distributors may have cost advantages over the Company due to their ability to purchase products in large volumes. The Company may experience significant pricing pressures from these and other competitors which could adversely affect the Company's operating results.

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

PART II.    OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herein:

               (11) Statement re: Computation of Earnings per Share

               (27) Financial Data Schedule

          (b) Amended Current Report on Form 8-K, dated December 26, 1996, as amended on March 21, 1997, amending and restating Item 7 to report the financial statements of Gateway Healthcare Corporation and the pro forma combined financial statements of the Company giving effect to the acquisition of all the outstanding capital stock of Gateway Healthcare Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GULF SOUTH MEDICAL SUPPLY, INC.




Date:    May 14, 1997                   By: /s/ Guy W. Edwards
                                            -----------------------------------
                                            Guy W. Edwards
                                            Senior Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.

   11                Statement re: Computation of Earnings per Share

   27                Financial Data Schedule