Form 10-Q
period 1997-06-30
GULF SOUTH MEDICAL SUPPLY INC
filed 1997-08-07
CIK 889885

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
     For the quarterly period ended June 30, 1997

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

                ONE WOODGREEN PLACE, MADISON, MISSISSIPPI 39110
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

     Yes [X]            No [ ]

     As of August 5, 1997 there were 16,309,364 shares of common stock outstanding.

================================================================================

                        GULF SOUTH MEDICAL SUPPLY, INC.

                                     INDEX

PART I                       FINANCIAL INFORMATION                     page
                                                                       ----
          ITEM 1. FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of            1
                  June 30, 1997 (unaudited) and December 31, 1996


                  Condensed Consolidated Statements of  Income           2
                  (unaudited) for the three months ended June
                  30, 1997 and 1996 and six months ended June
                  30, 1997 and 1996

                  Condensed Consolidated Statements of Cash              3
                  Flows (unaudited) for the six months ended
                  June 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial              4
                  Statements (unaudited) - June 30, 1997

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                5
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II                        OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                     10

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF                    10
                  SECURITY-HOLDERS

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      10

SIGNATURES                                                              11

                        GULF SOUTH MEDICAL SUPPLY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    June 30,      December 31,
                                                                      1997            1996
                                                                  ------------    ------------
                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..................................   $     50,652    $     76,054
   Trade accounts receivable, less allowance for
     doubtful accounts of $1,775 in 1997 and $1,651 in 1996 ...         48,660          48,404
   Inventories ................................................         24,766          27,189
   Prepaid income taxes .......................................           --             1,501
   Prepaid expenses and other .................................          1,758           1,113
   Deferred income taxes ......................................          1,485           1,485
                                                                  ------------    ------------
     Total current assets .....................................        127,321         155,746
Property and equipment:
   Land .......................................................            567             567
   Building ...................................................          1,278           1,270
   Equipment ..................................................          3,855           3,127
                                                                  ------------    ------------
                                                                         5,700           4,964
   Accumulated depreciation ...................................         (1,471)         (1,092)
                                                                  ------------    ------------
                                                                         4,229           3,872

Other assets:
   Goodwill ...................................................         34,870          34,824
   Deferred income taxes ......................................          1,965           1,965
   Other assets ...............................................          1,453           1,564
                                                                  ------------    ------------
                                                                        38,288          38,353
                                                                  ------------    ------------
   Total assets ...............................................   $    169,838    $    197,971
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to others ....................................   $       --      $     25,321
   Trade accounts payable .....................................         13,365          14,381
   Accrued expenses and other current liabilities .............          4,098           8,970
   Current portion of long-term debt ..........................           --             5,000
                                                                  ------------    ------------
     Total current liabilities ................................         17,463          53,672

Stockholders' equity:
Preferred stock, $.01 par value:
   Authorized shares -- 1,000,000
   Issued and outstanding shares - none
Common stock, $.01 par value:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 16,308,564 in
     1997 and 16,264,923 in 1996 ..............................            163             163
Paid-in capital ...............................................        115,706         115,679
Retained earnings .............................................         36,506          28,457
                                                                  ------------    ------------
   Total stockholders' equity .................................        152,375         144,299
                                                                  ------------    ------------
   Total liabilities and stockholders' equity .................   $    169,838    $    197,971
                                                                  ============    ============

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

                        GULF SOUTH MEDICAL SUPPLY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                    Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                    -------------------    --------------------
                                                      1997       1996        1997        1996
                                                    --------   --------    --------    --------
Net sales .......................................   $ 67,059   $ 44,623    $131,668    $ 84,858
Cost of sales ...................................     51,567     34,140     101,486      64,787
                                                    --------   --------    --------    --------
Gross profit ....................................     15,492     10,483      30,182      20,071
Selling, general and administrative expenses ....      8,764      5,648      17,568      10,807
Intangible amortization expense .................        298         12         592          42
Acquisition and merger expenses .................       --         --          --           512
                                                    --------   --------    --------    --------
Operating income ................................      6,430      4,823      12,022       8,710
Interest expense ................................       --         (140)        (12)       (194)
Interest income .................................        407        203         884         205
                                                    --------   --------    --------    --------
Income before income taxes ......................      6,837      4,886      12,894       8,721
Income tax expense ..............................      2,599      1,927       4,845       3,440
                                                    --------   --------    --------    --------
Net income ......................................   $  4,238   $  2,959    $  8,049    $  5,281
                                                    ========   ========    ========    ========
Net income per share (Note 4) ...................   $   0.26   $   0.20    $   0.49    $   0.37
                                                    ========   ========    ========    ========
Weighted average shares outstanding (Note 4)  ...     16,512     14,787      16,525      14,417
                                                    ========   ========    ========    ========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities ....   $  7,121    $ (4,500)

INVESTING ACTIVITIES
Purchase of building and equipment .....................       (705)       (527)
Purchase of operating assets of
  American Medical Products, Inc. ......................     (1,633)       --
(Increase) decrease in other assets ....................        111      (4,332)
                                                           --------    --------
Net cash used in investing activities ..................     (2,227)     (4,859)

FINANCING ACTIVITIES
Principal payment on notes payable-others ..............    (25,321)     (1,403)
Net payments under revolving line of credit ............     (5,000)     (2,400)
Proceeds from exercise of stock options ................         25         570
Proceeds from issuance of common stock .................       --        91,441
                                                           --------    --------
Net cash provided by (used in) financing activities ....    (30,296)     88,208
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...    (25,402)     78,849
Cash and cash equivalents at beginning of period .......     76,054       2,147
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 50,652    $ 80,996
                                                           ========    ========

NON-CASH TRANSACTIONS:
Tax benefit of stock options exercised .................   $   --      $  1,616
                                                           ========    ========
Conversion of account receivable to note receivable ....   $   --      $  1,882
                                                           ========    ========


                            See accompanying notes.

                        GULF SOUTH MEDICAL SUPPLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.

2.   ACQUISITIONS

On March 24, 1997, the Company acquired certain operating assets and assumed certain operating liabilities of American Medical Products, Inc. for $1,633 in a transaction accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of fair values of the assets acquired and liabilities assumed. Accordingly, the results of operations of the Company include American Medical Products, Inc. from the date acquired.


3.   CREDIT FACILITIES AND NOTES PAYABLE

The Company has a $15,000 revolving credit facility which matures September 25, 1998, all of which was available at June 30, 1997. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7,500. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

4.   NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding during the three months ended June 30, 1997 and 1996 (16,511,898 and 14,786,856 shares, respectively) and the six months ended June 30, 1997 and June 30, 1996 (16,525,126 and 14,417,082 shares, respectively). Common equivalent shares relating to the stock options and warrants outstanding during the three and six months ended June 30, 1997 and 1996, when dilutive, have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three- and six-month periods ended June 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three- and six-months ended June 30, 1997 and 1996 is not expected to be material.

5.   SUBSEQUENT EVENTS

The Company and certain of its current and former officers and directors, among others, are named as defendants in two purported class action lawsuits filed on July 21, 1997 which were served on the Company on August 5, 1997. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously as against the claims. However, the lawsuits are in their earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company. See "Legal Proceedings".

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

GENERAL

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. The net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance used for, and continuing to be used for, general corporate purposes, including the acquisitions of Gateway Healthcare Corporation in December 1996 and other regional medical supply distributors, and the possible acquisitions of one or more additional medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. As part of the Company's growth strategy, the Company continually evaluates potential acquisition candidates. However, the Company presently has no specific agreements or commitments with respect to any material acquisition. Pending such uses, the remaining net proceeds of the offering are invested in short-term interest-bearing cash equivalents.

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

For discussion purposes, selling, general and administrative expenses include intangible amortization expense. The following discussion and analysis compares the results of operations of the Company for the three and six months ended June 30, 1997 to the three and six months ended June 30, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales increased by $22.4 million, or 50.3%, to $67.1 million for the three months ended June 30, 1997 compared to $44.6 million for the same period in 1996. This increase was primarily attributable to the purchase of Gateway Healthcare Corporation in December 1996 and the purchases of other regional medical supply distributors subsequent to June 30, 1996, and internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities.

Gross profit increased by $5.0 million, or 47.8%, to $15.5 million for the three months ended June 30, 1997 compared to $10.5 million for the three months ended June 30, 1996, while gross margin decreased to 23.1% from 23.5% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $3.4 million, or 60.1%, to $9.1 million for the three months ended June 30, 1997 compared to $5.7 million for the three months ended June 30, 1996, and as a percentage of net sales increased to 13.5% from 12.7% over the same period. The increase in the amount of selling, general and administrative expenses in whole and as a percentage of net sales, was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and to costs associated with the operating activities of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to June 30, 1996.

There was no interest expense for the three months ended June 30, 1997, compared to $140,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $407,000 for the three months ended June 30, 1997 compared to $203,000 in the same period a year ago. This increase was attributable to the net proceeds of the public offering in June 1996, in excess of the amounts used to pay the Company's outstanding long-term debt, and net cash provided by operations being invested in short-term interest-bearing cash equivalents.

Income taxes increased by $672,000 to $2.6 million for the three months ended June 30, 1997 compared to $1.9 million for the same period in 1996. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate to 38.0% for the three months ended June 30, 1997, as compared to 39.4% for the same period in 1996. The decrease in the effective tax rate was primarily due to tax-exempt interest income as a percentage of pre-tax income being higher in the three months ended June 30, 1997 as compared to the same period in 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net sales increased by $46.8 million, or 55.2%, to $131.7 million for the six months ended June 30, 1997 compared to $84.9 million for the same period in 1996. This increase was primarily attributable to the purchase of Gateway Healthcare Corporation in December 1996 and the purchases of other regional medical supply distributors subsequent to June 30, 1996, and internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities.

Gross profit increased by $10.1 million, or 50.4%, to $30.2 million for the six months ended June 30, 1997 compared to $20.1 million for the same period a year ago, while gross margin decreased to 22.9% from 23.7% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses increased by $7.3 million, or 67.4%, to $18.2 million for the six months ended June 30, 1997 compared to $10.8 million for the six months ended June 30, 1996, and as a percentage of net sales increased to 13.8% from 12.8% over the same period. The increase in the amount of selling, general and administrative expenses in whole and as a percentage of net sales, was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and to costs associated with the operating activities of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to June 30, 1996.

The Company incurred acquisition and merger expenses of $512,000 during the six months ended June 30, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense decreased to $12,000 for the six months ended June 30, 1997 compared to $194,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $884,000 for the six months ended June 30, 1997 compared to $205,000 for the same period a year ago. This increase was attributable to the net proceeds of the public offering in June 1996, in excess of the amounts used to pay the Company's outstanding long-term debt, and net cash provided by operations being invested in short-term interest-bearing cash equivalents.

Income taxes increased by $1.4 million to $4.8 million for the six months ended June 30, 1997 compared to $3.4 million for the same period in 1996. This increase was attributable to higher taxable income, which was partially offset by a decrease in the effective tax rate of 37.6% for the six months ended June 30, 1997, as compared to 39.4% for the same period in 1996. The decrease in the effective tax rate was primarily due to tax-exempt interest income as a percentage of pre-tax income being higher in the six months ended June 30, 1997 as compared to the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. During the three and six months ended June 30, 1997, the Company funded its working capital requirements principally with cash generated from operations.

The Company's working capital was $109.9 million and its current ratio was 7.3 at June 30, 1997 as compared to working capital of $102.1 million and a current ratio of 2.9 at December 31, 1996. Included in working capital are cash and cash equivalents from the Company's public offering in June 1996.

The Company has a revolving credit facility of $15.0 million, all of which was available at June 30, 1997. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company has consolidated, and plans to consolidate, certain distribution facilities into its larger regional distribution centers which has resulted, and may continue to result, in cash expenditures in excess of those required in the ordinary course of business. See "Factors Affecting Future Performance".

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the second quarter of 1998.

The Company made capital expenditures totaling $705,000 for the six months ended June 30, 1997, primarily to purchase additional telephone and computer equipment, and to fund various warehouse improvements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., Thomas G. Hixon, John C. Piper, Michael C. Tibbitts, Stanton Keith Pritchard, Richard W. Bayer, David L. Bogetz, Melvin L. Hecktman, William W. McInnes, Guy W. Edwards, William Blair & Company, Smith Barney Inc. and Montgomery Securities, Civil Action No. 3:97cv526WS and Ann Krupnick v. Gulf South Medical Supply, Inc., Thomas G. Hixon, John C. Piper, Michael C. Tibbitts, Richard W. Bayer, Guy W. Edwards and William Blair & Company, Civil Action No. 3:97cv525BN. On August 5, 1997, the Company learned of these lawsuits when it was served with copies of the complaints. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated shareholders that allegedly purchased stock in the Company's June 1996 public offering of three million shares of its common stock (the "June 1996 Offering"), that the defendants engaged in violations of certain provisions of the Securities Act of 1933 and Mississippi state law. The plaintiff in the Krupnick action alleges, for herself and for a purpoted class of similarly situated shareholders who purchased the Company's stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Mississippi state law. Both lawsuits relate to disclosures made in the prospectus issued by the Company in connection with its June 1996 Offering. Plaintiffs seek damages, including costs and expenses. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously as against the claims. However, the lawsuits are in their earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of security-holders of the Company was held on April 24, 1997. The following nominees were re-elected as Class III directors to serve for a three-year term:

                             Total Votes for            Total Votes Withheld
Nominee                        for Nominee                   for Nominee
-------                        -----------                   -----------
Melvin L. Hecktman              12,336,953                     42,305
William W. McInnes              12,336,953                     42,305

The term of office for the following directors continued after the meeting:
David L. Bogetz (Class I), Guy W. Edwards (Class I), Thomas G. Hixon (Class
II).

The adoption of the Corporation's 1997 Stock Plan was approved with 9,526,576 shares voting in favor, 1,067,779 shares voting against, and 13,210 shares abstaining.

The election of the firm of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1997 was ratified, with 12,372,031 shares voting in favor, 2,502 shares voting against, and 4,725 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          (11) Statement re: Computation of Earnings per Share
          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GULF SOUTH MEDICAL SUPPLY, INC.

Date:  August 7, 1997                       By: /s/ John L. Vaughan Jr.
                                               ------------------------------
                                                John L. Vaughan Jr.
                                                Vice President of Finance

                               INDEX TO EXHIBITS

 EXHIBIT NO.
 -----------
      11          Statement re: Computation of Earnings per Share
      27          Financial Data Schedule