Form 10-Q
period 1997-09-30
GULF SOUTH MEDICAL SUPPLY INC
filed 1997-11-12
CIK 889885

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 1997

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

         As of November 10, 1997 there were 16,316,864 shares of common stock outstanding.

                         GULF SOUTH MEDICAL SUPPLY, INC.

                                      INDEX

PART I                           FINANCIAL INFORMATION

                                                                      page
  ITEM 1.  FINANCIAL STATEMENTS                                       ----
           Condensed Consolidated Balance Sheets as of
           September 30, 1997 (unaudited) and
           December 31, 1996                                            1

           Condensed Consolidated Statements of  Income
           (unaudited) for the three months ended
           September 30, 1997 and 1996 and nine months
           ended September 30, 1997 and 1996                            2

           Condensed Consolidated Statements of Cash
           Flows (unaudited) for the nine months ended
           September 30, 1997 and 1996                                  3

           Notes to Condensed Consolidated Financial
           Statements (unaudited) - September 30, 1997                  4



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6



PART II                           OTHER INFORMATION                    11

  ITEM 1.  LEGAL PROCEEDINGS

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                             12

                         GULF SOUTH MEDICAL SUPPLY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                September 30,    December 31,
                                                                                    1997              1996
                                                                                 ----------       ----------
                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..............................................      $   49,154       $   76,054
   Trade accounts  receivable, less allowance for doubtful accounts of
   $1,948 in 1997 and $1,651 in 1996 ......................................          54,055           48,404
   Inventories ............................................................          31,734           27,189
   Prepaid income taxes ...................................................              --            1,501
   Prepaid expenses and other .............................................           1,497            1,113
   Deferred income taxes ..................................................           1,485            1,485
                                                                                 ----------       ----------
     Total current assets .................................................         137,925          155,746
Property and equipment:
   Land ...................................................................             567              567
   Building ...............................................................           1,278            1,270
   Equipment ..............................................................           4,394            3,127
                                                                                 ----------       ----------
                                                                                      6,239            4,964
   Accumulated depreciation ...............................................          (1,714)          (1,092)
                                                                                 ----------       ----------
                                                                                      4,525            3,872

Other assets:
    Goodwill ..............................................................          34,575           34,824
    Deferred income taxes .................................................           1,965            1,965
    Other assets ..........................................................           1,167            1,564
                                                                                 ----------       ----------
                                                                                     37,707           38,353
                                                                                 ==========       ==========
   Total assets ...........................................................      $  180,157       $  197,971
                                                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to others ................................................      $       --       $   25,321
   Trade accounts payable .................................................          19,289           14,381
   Accrued expenses and other current liabilities .........................           3,856            8,970
   Current portion of long-term debt ......................................              --            5,000
                                                                                 ----------       ----------
     Total current liabilities ............................................          23,145           53,672

Stockholders' equity:
Preferred stock, $.01 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares - none
Common stock, $.01 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 16,311,164 in 1997 and
    16,264,923 in 1996 ....................................................             163              163
Paid-in capital ...........................................................         115,727          115,679
Retained earnings .........................................................          41,122           28,457
                                                                                 ----------       ----------
    Total stockholders' equity ............................................         157,012          144,299
                                                                                 ----------       ----------
    Total liabilities and stockholders' equity ............................      $  180,157       $  197,971
                                                                                 ==========       ==========

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

                         GULF SOUTH MEDICAL SUPPLY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                      -------------------------       -------------------------
                                                         1997            1996            1997            1996
                                                      ---------       ---------       ---------       ---------
Net sales ......................................      $  73,371       $  46,122       $ 205,039       $ 130,980
Cost of sales ..................................         56,667          35,430         158,153         100,217
                                                      ---------       ---------       ---------       ---------
Gross profit ...................................         16,704          10,692          46,886          30,763
Selling, general and administrative expenses ...          9,435           6,141          27,003          16,948
Intangible amortization expense ................            298              30             890              72
Acquisition and merger expenses ................             --              --              --             512
                                                      ---------       ---------       ---------       ---------
Operating income ...............................          6,971           4,521          18,993          13,231
Interest expense ...............................             (3)            (24)            (15)           (219)
Interest income ................................            569             756           1,453             962
                                                      ---------       ---------       ---------       ---------
Income before income taxes .....................          7,537           5,253          20,431          13,974
Income tax expense .............................          2,921           1,869           7,766           5,309
                                                      ---------       ---------       ---------       ---------
Net income .....................................      $   4,616       $   3,384       $  12,665       $   8,665
                                                      =========       =========       =========       =========
Net income per share (Note 4) ..................      $    0.28       $    0.21       $    0.76       $    0.57
                                                      =========       =========       =========       =========
Weighted average shares outstanding (Note 4) ...         16,678          16,421          16,576          15,085
                                                      =========       =========       =========       =========


                             See accompanying notes.

                         GULF SOUTH MEDICAL SUPPLY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                             1997           1996
                                                                           --------       --------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities .................      $  5,853       $ (5,917)

INVESTING ACTIVITIES
Purchase of building and equipment ..................................        (1,244)          (852)

Purchase of operating assets of American Medical Products, Inc. in
1997 and Express Care, L.P. in 1996 .................................        (1,633)        (3,482)

(Increase) decrease in other assets .................................           397         (3,166)
                                                                           --------       --------
Net cash used in investing activities ...............................        (2,480)        (7,500)

FINANCING ACTIVITIES
Principal payment on notes payable-others ...........................       (25,321)        (1,403)
Net payments under revolving line of credit .........................        (5,000)        (2,400)
Proceeds from exercise of stock options .............................            48            570
Proceeds from issuance of common stock ..............................            --         93,081
                                                                           --------       --------
Net cash provided by (used in) financing activities .................       (30,273)        89,848
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents ................       (26,900)        76,431
Cash and cash equivalents at beginning of period ....................        76,054          2,147
                                                                           --------       --------
Cash and cash equivalents at end of period ..........................      $ 49,154       $ 78,578
                                                                           ========       ========


NON-CASH TRANSACTIONS:
Tax benefit of stock options exercised ..............................      $     --       $  1,721
                                                                           ========       ========
Conversion of account receivable to note receivable .................      $     --       $  1,882
                                                                           ========       ========





                            See accompanying notes.

                         GULF SOUTH MEDICAL SUPPLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Gulf South Medical Supply, Inc.'s Annual Report on Form 10-K.

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


3.       CREDIT FACILITIES AND NOTES PAYABLE

The Company has a $15,000 revolving credit facility which matures September 25, 1998, all of which was available at September 30, 1997. Borrowings bear interest, at the option of the Company, at prime or at LIBOR plus 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7,500. The revolving credit facility contains numerous restrictive covenants and financial ratio requirements.

4.       NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income applicable to common stock based on the weighted average number of shares outstanding during the three months ended September 30, 1997 and 1996 (16,677,949 and 16,420,856 shares, respectively) and the nine months ended September 30, 1997 and September 30, 1996 (16,576,067 and 15,085,007 shares, respectively). Common equivalent shares relating to the stock options and warrants outstanding during the three and nine months ended September 30, 1997 and 1996, when dilutive, have been calculated using the treasury stock method based on the higher of the average or the ending market value of the common stock during the three and nine month periods ended September 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 is not expected to be material.

5.    SUBSEQUENT EVENTS

On October 1, 1997, the Company acquired certain operating assets and assumed certain operating liabilities of Tri-Medical Supply, Inc. for $14,304 in a transaction accounted for using the purchase method of accounting.

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

GENERAL

The Company completed a third public offering on June 12, 1996 pursuant to which the Company received net proceeds of approximately $91.5 million from the sale by the Company of 2,223,276 shares of its common stock. The net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility ($9.6 million), with the remaining balance used for, and continuing to be used for, general corporate purposes, including the acquisitions of Gateway Healthcare Corporation in December 1996 and certain operations of other regional medical supply distributors, and the possible acquisitions of one or more additional medical supply distributors that serve complementary markets or supplement the Company's presence in existing markets. As part of the Company's growth strategy, the Company continually evaluates potential acquisition candidates. However, the Company presently has no specific agreements or commitments with respect to any material acquisition. Pending such uses, the remaining net proceeds of the offering are invested in short-term interest-bearing cash equivalents.

Management of the Company anticipates further downward pressures on gross margin because of continued price competition influenced primarily by large chain customers, continued implementation of the Company's long-term strategy to expand sales with aggressive pricing, and as a result of changes in governmental or private reimbursement programs. The Company expects that these pressures on gross margin may be offset to some extent by reducing selling, general and administrative expenses as a percentage of increased net sales, and by increasing as a percentage of net sales the sales volume to the Company's independent and home health customers, which sales have historically yielded higher gross margins due to the nature of the services involved. To date, the Company has also offset the decrease in gross margin in part by participation in volume-based rebate programs offered by vendors. Notwithstanding these strategies, there can be no assurance that the Company will be able to offset reductions in gross margin to a significant extent.

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

For discussion purposes, selling, general and administrative expenses include intangible amortization expenses. The following discussion and analysis compares the results of operations of the Company for the three and nine months ended September 30, 1997 to the three and nine months ended September 30, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales increased by $27.2 million, or 59.1%, to $73.4 million for the three months ended September 30, 1997 compared to $46.1 million for the same period in 1996. This increase was primarily attributable to the purchase of Gateway Healthcare Corporation in December 1996 and the purchases of certain operations of other regional medical supply distributors subsequent to September 30, 1996, and to a lesser extent, internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities.

Gross profit increased by $6.0 million, or 56.2%, to $16.7 million for the three months ended September 30, 1997 compared to $10.7 million for the three months ended September 30, 1996, while gross margin decreased to 22.8% from 23.2% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers through aggressive pricing. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses, including intangible amortization expense, increased by $3.6 million, or 57.7%, to $9.7 million for the three months ended September 30, 1997 compared to $6.2 million for the three months ended September 30, 1996, and as a percentage of net sales decreased to 13.3% from 13.4% over the same period. The increase in the amount of selling, general and administrative expenses was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and to costs associated with the operating activities of Gateway Healthcare Corporation and certain operations of other regional medical supply distributors purchased subsequent to September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was due to leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers. Both factors were offset in part by costs associated with the operating activities of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to September 30, 1996.

There was $3,000 interest expense for the three months ended September 30, 1997, compared to $24,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $569,000 for the three months ended September 30, 1997 compared to $756,000 in the same period a year ago. This decrease was attributable to a lower amount of cash being invested in short-term interest-bearing cash equivalents due to cash expenditures associated with the acquisition of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to September 30, 1996.

Income taxes increased by $1.1 million to $2.9 million for the three months ended September 30, 1997 compared to $1.9 million for the same period in 1996. This increase was attributable to higher taxable income, as well as an increase in the effective tax rate to 38.8% for the three months ended September 30, 1997, as compared to 35.6% for the same period in 1996. The increase in the effective tax rate was primarily due to tax-exempt interest income as a percentage of pre-tax income being lower in the three months ended September 30, 1997 as compared to the same period in 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales increased by $74.3 million, or 56.7%, to $205.3 million for the nine months ended September 30, 1997 compared to $131.0 million for the same period in 1996. This increase was primarily attributable to the purchase of Gateway Healthcare Corporation in December 1996 and the purchases of certain operations of other regional medical supply distributors subsequent to September 30, 1996, and to a lesser extent, internal sales growth through the addition of new customers and increased sales penetration in existing customer facilities.

Gross profit increased by $16.1 million, or 52.4%, to $46.9 million for the nine months ended September 30, 1997 compared to $30.8 million for the same period a year ago, while gross margin decreased to 22.8% from 23.5% over the same period. The decrease in gross margin was primarily due to a greater sales mix of high volume, large chain customers that require more competitive pricing, offset in part by lower selling and servicing costs associated with such business, and a continuation of the Company's long-term strategy to increase sales penetration in existing customer facilities and to expand the Company's market reach to new customers through aggressive pricing. Both factors were offset in part by vendor performance incentives earned by the Company through the achievement of certain predetermined sales and purchase levels, and the taking of prompt pay discounts with certain vendors.

Selling, general and administrative expenses, including intangible amortization expense, increased by $10.9 million, or 63.9%, to $27.9 million for the nine months ended September 30, 1997 compared to $17.0 million for the nine months ended September 30, 1996, and as a percentage of net sales increased to 13.6% from 13.0% over the same period. The increase in the amount of selling, general and administrative expenses in whole and as a percentage of net sales, was primarily attributable to salaries, commissions and other costs associated with increased staffing levels throughout the Company to support the expansion of the Company's business during the period, and to costs associated with the operating activities of Gateway Healthcare Corporation and other regional medical supply distributors purchased subsequent to September 30, 1996, offset in part by leveraging of the Company's general and administrative expenses through increased sales volume and the lower selling and servicing costs generally associated with the Company's greater mix of higher volume, large chain customers.

The Company incurred acquisition and merger expenses of $512,000 during the nine months ended September 30, 1996 in connection with the acquisition of Bayer Medical Service Systems, Inc.

Interest expense decreased to $15,000 for the nine months ended September 30, 1997 compared to $219,000 for the same period a year ago. This decrease was a result of a portion of the net proceeds of the public offering in June 1996 being used to repay the outstanding balance under the Company's revolving credit facility.

Interest income was $1.5 million for the nine months ended September 30, 1997 compared to $962,000 for the same period a year ago. This increase was attributable to the net proceeds of the public offering in June 1996, in excess of the amounts used to pay the Company's outstanding long-term debt, and net cash provided by operations being invested in short-term interest-bearing cash equivalents.

Income taxes increased by $2.5 million to $7.8 million for the nine months ended September 30, 1997 compared to $5.3 million for the same period in 1996. This increase was principally attributable to higher taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements to date have been to fund working capital in order to support growth of net sales. During the three and nine months ended September 30, 1997, the Company funded its working capital requirements principally with cash generated from operations.

The Company's working capital was $114.8 million and its current ratio was 6.0 to 1 at September 30, 1997 as compared to working capital of $102.1 million and a current ratio of 2.9 to 1 at December 31, 1996. Included in working capital are cash and cash equivalents from the Company's public offering in June 1996.

The Company has a revolving credit facility of $15.0 million, all of which was available at September 30, 1997. Borrowings bear interest, at the option of the Company, at prime or LIBOR plus an amount ranging from 1% to 2.5% per annum. A facility fee of .125% per annum is charged on the unused portion of the revolving credit facility. Substantially all of the Company's assets would collateralize any borrowings in excess of $7.5 million under the revolving credit facility, which contains numerous restrictive covenants and financial ratio requirements.

The Company has consolidated, and plans to consolidate, certain distribution facilities into its larger regional distribution centers which has resulted, and may continue to result, in cash expenditures in excess of those required in the ordinary course of business. See "Factors Affecting Future Performance".

The Company expects that available cash, borrowings available under its existing revolving credit facility and funds generated from operations will be sufficient to fund its operations through the third quarter of 1998.

The Company made capital expenditures totaling $1.2 million for the nine months ended September 30, 1997, primarily to purchase additional telephone and computer equipment, and to fund various warehouse improvements.

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

A key element of the Company's growth strategy is to augment its internal growth with the acquisition of medical supply distributors, and inventory and facilities of such distributors, that serve complementary markets or that supplement the Company's presence in existing markets. Certain of these businesses may be marginally profitable or unprofitable. In order to achieve anticipated benefits from these acquisitions, the Company must successfully integrate the acquired businesses with its existing operations, and no assurance can be given that the Company will be successful in this regard. In the past the Company has incurred one-time costs and expenses in connection with acquisitions and it is likely that similar one-time costs and expenses may be incurred in connection with future acquisitions, including the write-off of unsold inventory and unused assets. In addition, attractive acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the possible need to obtain regulatory approval. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings, including bank borrowings. Any financing, if available at all, may be on terms which are not favorable to the Company. The Company may also issue shares of its Common Stock or other equity to acquire such businesses, which may result in dilution to the Company's existing stockholders.

The Company depends on a limited number of large customers for a significant portion of its net sales, including Beverly Enterprises which accounted for 19.6% of net sales for the year ended December 31, 1996. Consolidation among long-term care providers and the growth of the Company's business with large chains could increase such dependence, or in the case of consolidation, result in the loss of such business. The loss of, or significant declines in the level of purchases by, one or more of these customers would have a material adverse effect on the Company's operating results. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including as a result of a change in governmental or private reimbursement programs, could have a material adverse effect upon the Company's operating results. In addition, the expansion of the Company's business with large chains has in the past resulted in competitive pricing pressures and lower operating margins and such pressure on margins may continue in the future.

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

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., Thomas G. Hixon, John C. Piper, Michael C. Tibbitts, Stanton Keith Pritchard, Richard W. Bayer, David L. Bogetz, Melvin L. Hecktman, William W. McInnes, Guy W. Edwards, William Blair & Company, Smith Barney, Inc. and Montgomery Securities, Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., Thomas G. Hixon, John C. Piper, Michael C. Tibbitts, Richard W. Bayer, Guy W. Edwards and William Blair & Company, Civil Action No. 3:97cv525BN. On August 5, 1997, the Company learned of these lawsuits when it was served with copies of the complaints. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi. The Plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated shareholders that allegedly purchased stock in the Company's June 1996 public offering of three million shares of its common stock (the "June 1996 Offering"), that the defendants engaged in violations of certain provisions of the Securities Act of 1933 and Mississippi state law. The plaintiff in the Krupnick action alleges, for herself and for a purported class of similarly situated shareholders who purchased the Company's stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Mississippi state law. Both lawsuits relate to disclosures made in the prospectus issued by the Company in connection with its June 1996 Offering. Plaintiffs seek damages, including costs and expenses. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously as against the claims. However, the lawsuits are in their earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      The following exhibits are included herein:

                           (11)     Statement re:  Computation of Earnings per
                                    Share
                           (27)     Financial Data Schedule

                  (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GULF SOUTH MEDICAL SUPPLY, INC.

Date:    November 12, 1997                 By: /s/ John L. Vaughan Jr.
                                               ---------------------------------
                                               John L. Vaughan Jr.
                                               Vice President of Finance

                                INDEX TO EXHIBITS

         EXHIBIT NO.
         ----------
              11                Statement re: Computation of Earnings per Share

              27                Financial Data Schedule